Form 10QSB
period 1996-02-29
WALKER INTERNATIONAL INDUSTRIES INC
filed 1996-04-11
CIK 104224

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                     Commission File
February 29, 1996                       No. 0-5418


             WALKER INTERNATIONAL INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

           Delaware                          13-2637172
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


 4 Ken-Anthony Plaza, South Lake Blvd., Mahopac, New York 10541
       (Address of principal executive offices)        (Zip Code)

                            (914) 628-9404
            Registrant's telephone number, including area code


                               N/A
       (Former name, former address and former fiscal year
                       if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of April 10, 1996 was 298,081.


PART I - FINANCIAL INFORMATION

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            February 29, November 30,
                                                1996         1995
                                             (Unaudited)   (Audited)

Current assets
 Cash and cash equivalents                  $  274,922   $  332,467
 Investment securities                         637,431      589,391
 Accounts receivable - less allowance for
   doubtful accounts of $4,999                  11,569       17,635
 Inventories                                    49,839       49,956
 Prepaid expenses                               21,449       23,579
 Prepaid income taxes                            1,072        2,507
        Total current assets                   996,282    1,015,535

Property, plant and equipment - at cost        946,828      969,211
 Less accumulated depreciation                 744,446      765,446
                                               202,382      203,765

Other assets
 Investment securities                          99,000       99,000
 Security deposit                                1,700        1,700
 Intangibles                                       387          643
        Total other assets                     101,087      101,343

        Total                               $1,299,751   $1,320,643

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses      $  133,488   $  201,853
 Customer deposits                               4,095       18,259
 Income taxes payable                            6,631          257
        Total current liabilities              144,214      220,369

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares      48,931       48,931
 Additional paid-in capital                  1,118,880    1,118,880
 Retained earnings                             511,526      456,263
                                             1,679,337    1,624,074
 Less treasury stock - at cost
        191,229 shares                         523,800      523,800
        Total stockholders' equity           1,155,537    1,100,274


        Total                               $1,299,751   $1,320,643

          WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                Three months ended
                                            February 29,  February 28,
                                                1996          1995


Sales                                       $  578,610    $  606,845

Cost of sales                                  207,111       210,648

      Gross profit                             371,499       396,197

Selling, general and administrative expenses   332,836       335,918
                                                38,663        60,279

Other income (deductions)
 Gain on trading securities                      2,336         8,828
 Interest and dividends                         10,973        10,912
 Gain on sale of assets                         10,200           250
                                                23,509        19,990

        Income before provision for
          income taxes and cumulative
          effect of accounting change           62,172        80,269

Provision for income taxes                       6,909         3,029

        Income before cumulative
          effect of accounting change           55,263        77,240

Cumulative effect of accounting change              -         10,281

        Net income                          $   55,263    $   87,521

Income per common share                     $      .19    $      .28

Weighted average number of common shares
  outstanding                                  298,081       317,003


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three months ended
                                            February 29,  February 28,
                                                1996          1995
Cash flows from operating activities
 Net income                                 $   55,263    $   87,521
 Items not requiring the current use of cash
   Cumulative effect of accounting change           -        (10,281)
   Gain on sale of equipment                   (10,200)         (250)
   Depreciation                                  8,688         5,689
   Amortization of goodwill                        256           257
   Deferred compensation                        (3,414)       (3,029)
 Changes in items affecting operations
   Investment in trading securities            (48,742)     (100,050)
   Accounts receivable                           6,066        (1,601)
   Inventories                                     117         9,119
   Prepaid expenses                              2,130         1,360
   Prepaid income taxes                          1,435         1,368
   Accounts payable and accrued expenses       (64,951)       17,189
   Customer deposits                           (14,164)      (12,757)
   Income taxes payable                          6,374           381
        Net cash used by operating
            activities                         (61,142)       (5,084)

Cash flows from investing activities
 Payment for purchase of investment
   holding securities                               -       (124,991)
 Amortization of bond premium                      702           298
 Proceeds from sale of equipment                10,200           250
 Payment for purchase of equipment              (7,305)       (2,067)
        Net cash provided (used) by
           investing activities                  3,597      (126,510)

Cash flows from financing activities
 Acquisition of common stock for treasury           -         (1,500)
        Net cash used by financing
            activities                              -         (1,500)

        Net decrease in cash and cash
            equivalents                        (57,545)     (133,094)

Cash and cash equivalents - beginning          332,467       387,211

Cash and cash equivalents - end             $  274,922    $  254,117

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

           THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995




Supplemental Cash Flow Information

    Net cash provided by operating activities reflects cash payments for income taxes as follows:

                                                  Three months ended
                                            February 29,  February 28,
                                                1996         1995

        Income taxes paid                   $    1,065   $    1,280

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              FEBRUARY 29, 1996

(NOTE 1) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of February 29, 1996, and results of operations and cash flows for the quarters ended February 29, 1996 and February 28, 1995. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

(NOTE 2) - On December 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
Under this statement, trading and available-for-sale debt and equity securities are reported at market. Held-to-maturity debt securities are reported at amortized cost. The difference between cost and carrying value for trading securities is reported in the statement of income.
The difference between carrying value and cost for available-for-sale securities is carried as a separate component of stockholders' equity.

(NOTE 3) - Included in short-term investment securities at
February 29, 1996 are the following:
                                                  Estimated
    Description                       Cost       Fair Value      Amount

    Held-to-Maturity
        US Government securities    $  512,106 $  515,360     $  512,106

    Trading
        Equity securities              124,321    125,325        125,325

        Total                       $  636,427 $  640,685     $  637,431

    The change in net unrealized holding gain on trading securities that has been included in earnings during the period amounts to $1,004.

(NOTE 4) - An analysis of inventories in as follows:

                                            February 29,      November 30,
                                               1996               1995

           Raw materials                    $   26,102        $   19,459

           Work-in-process                       1,920             8,559

           Finished goods                       21,817            21,938

              Total                             49,839            49,956

(NOTE 5) - The provision for income taxes consists solely of state and local taxes.

WALKER INTERNATIONAL INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company's liquidity (current assets minus current liabilities) increased by $56,902 to $852,068 at February 29, 1996, as compared to $795,166 at November 30, 1995. Cash used by operating activities amounted to $61,142. This resulted primarily from an increase in investment in trading securities of $48,742 and a decrease in accounts payable and accrued expenses of $64,951, offset in part by net income of $55,263.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Total sales for the quarter ended February 29, 1996 (the "1996 Quarter") were $578,610, representing a decrease in sales of $28,235 compared to the Company's total sales of $606,845 in the quarter ended February 29, 1995
(the "1995 Quarter"). Sales volume was down in the Department Store subsidiary, while sales at Kelly Color were approximately the same as in last year's comparable quarter.

Cost of sales as a percentage of sales increased slightly to 35.8% in the 1996 Quarter from 34.7% in the 1995 Quarter due in part to increases in labor costs. Selling, general and administrative expenses were 57.5% of sales in the 1996 Quarter as compared to 55.4% in the 1995 Quarter primarily due to less favorable cost absorption resulting from lower sales.

The Company had net income before the cumulative effect of accounting change of $55,263 in the 1996 Quarter as compared to $77,240 in the 1995 Quarter. Lower sales and slight cost increases resulted in reduced profitability. Provision for income taxes in the 1996 Quarter consists of state and local taxes. Income per share was $.19 in the 1996 Quarter, as compared to $.28 in the 1995 Quarter.

On December 1, 1994, the Company adopted FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Gross unrealized losses on held-to-maturity securities of $10,281 are reflected as the cumulative effect of accounting change in the 1995 Quarter.

                       PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

        None.

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.
Dated:  April 11, 1996

                                   WALKER INTERNATIONAL
                                    INDUSTRIES, INC.


                                   By:/s/ Peter Walker
                                      Peter Walker
                                      President


                                   By:/s/ Richard Norris
                                      Richard Norris
                                      Vice President
                                      (Principal Financial and
                                       Accounting Officer)