Form 10QSB
period 1996-05-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 1996-07-11
CIK 104224

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                     Commission File
May 31, 1996                          No. 0-5418


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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of July 11, 1996 was 298,081.


PART I - FINANCIAL INFORMATION

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              May 31,      November 30,
                                                1996          1995
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  295,814    $  332,467
 Investment securities                         633,495       589,391
 Accounts receivable - less allowance for
   doubtful accounts of $2,000 and $4,999,
   respectively                                  7,106        17,635
 Inventories                                    50,443        49,956
 Prepaid expenses                               25,144        23,579
 Prepaid income taxes                            1,930         2,507
        Total current assets                 1,013,932     1,015,535

Property, plant and equipment - at cost        948,928       969,211
 Less accumulated depreciation                 753,240       765,446
                                               195,688       203,765

Other assets
 Investment securities                          99,000        99,000
 Security deposit                                1,700         1,700
 Intangibles                                       130           643
        Total other assets                     100,830       101,343

        Total                               $1,310,450    $1,320,643

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses      $  143,731    $  201,853
 Customer deposits                               7,242        18,259
 Income taxes payable                            4,072           257
        Total current liabilities              155,045       220,369

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares      48,931        48,931
 Additional paid-in capital                  1,118,880     1,118,880
 Retained earnings                             511,394       456,263
                                             1,679,205     1,624,074

 Less treasury stock - at cost
   - 191,229 shares                            523,800       523,800
        Total stockholders' equity           1,155,405     1,100,274

        Total                               $1,310,450    $1,320,643

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                               Three months ended     Six months ended
                                    May 31,                May 31,
                             1996        1995       1996          1995
Sales                    $  284,869  $  261,487  $  863,479 $  868,332

Cost of sales               183,024     179,280     390,135    389,928
                            101,845      82,207     473,344    478,404
Selling, general and
 administrative expenses    115,791     128,116     448,627    464,034
                            (13,946)    (45,909)     24,717     14,370

Other income (deductions)
 Realized holding gain        3,949       5,838       5,281     11,996
 Unrealized holding loss     (1,599)     (4,822)       (595)    (2,152)
 Interest and dividends      10,863      10,528      21,836     21,440
 Gain on sale of
    equipment                     -           -      10,200        250
                             13,213      11,544      36,722     31,534

    Income (loss) before
     provision for income
     taxes and cumulative
     effect of accounting
          change               (733)    (34,365)     61,439     45,904

Provision for income
    taxes                      (601)     (1,355)      6,308      1,674

    Income (loss) before
     cumulative effect of
     accounting change         (132)    (33,010)     55,131     44,230

Cumulative effect of
  accounting change               -           -           -     10,281

        Net income (loss)$     (132) $  (33,010) $   55,131 $   54,511

Income (loss) per common
   share:
  Income (loss) before
   cumulative effect of
   accounting change     $        -       $(.11)      $ .19      $ .17
 Cumulative effect of
   accounting change              -           -           -        .03

   Net income (loss) per
          common share         $  -       $(.11)      $ .19      $ .20

Weighted average number
  of common shares
  outstanding               298,081      310,442    298,081    313,686


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                  Six months ended
                                                        May 31,
                                                1996          1995
Cash flows from operating activities
 Net income                                 $   55,131       $   54,511
 Items not requiring the current use of
   cash
   Cumulative effect of accounting change            -          (10,281)
   Gain on sale of equipment                   (10,200)            (250)
   Depreciation                                 17,482           11,378
   Amortization of goodwill                        513              514
   Deferred compensation                        (7,331)          (6,151)
   Provision for bad debts                      (4,571)               -
 Changes in items affecting operations
   Investment in trading securities            (40,937)         (35,531)
   Accounts receivable                          10,529          (16,734)
   Inventories                                    (487)          11,017
   Prepaid expenses                             (1,565)          (3,427)
   Prepaid income taxes                            577             (486)
   Accounts payable and accrued expenses       (50,791)          25,562
   Customer deposits                           (11,017)          (9,184)
   Income taxes payable                          3,815             (201)
        Net cash provided (used) by
          operating activities                 (38,852)          20,737

Cash flows from investing activities
 Purchase of held-to-maturity securities             -         (124,991)
 Maturity of held-to-maturity securities             -          127,000
 Amortization of bond premium                    1,404             (411)
 Proceeds from sale of equipment                10,200              250
 Purchase of non-marketable security                 -          (99,000)
 Payment for purchase of equipment              (9,405)          (8,067)
        Net cash provided (used) by
          investing activities                   2,199         (105,219)

Cash flows from financing activities
 Acquisition of common stock for treasury            -          (29,380)
        Net cash used by financing
          activities                                 -          (29,380)

      Net decrease in cash and
         cash equivalents                      (36,653)        (113,862)

Cash and cash equivalents - beginning          332,467          387,211

Cash and cash equivalents - end             $  295,814       $  273,349

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     SIX MONTHS ENDED MAY 31, 1996 AND 1995



Supplemental Cash Flows Information

    Net cash provided by operating activities reflects cash payments for income taxes as follows:

                                                  Six months ended
                                                       May 31,
                                                1996          1995

        Income taxes paid                  $   1,995    $    2,361

    During 1996 the Company received, in lieu of cash, investment securities with a value of $4,571 to satisfy an account receivable.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1996

(NOTE 1) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of May 31, 1996 and results of operations and cash flows for the quarters ended May 31, 1996 and 1995. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE 2) - On December 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, trading and available-for-sale debt and equity securities are reported in the statement of income. Held-to-maturity debt securities are reported at amortized cost. The difference between cost and carrying value for trading securities is reported in the statements of operations. The difference between carrying value and cost for available-for-sale securities is carried as a separate component of stockholders' equity.


(NOTE 3) - Included in short-term investment securities at May 31, 1996, are the following:

 Description                                Estimated
Held-to-Maturity                 Cost      Fair Value      Amount
  U S Government securities $  511,403    $  512,896   $  511,403

Trading
  Equity securities            122,687       122,092      122,092

                            $  634,090    $  634,988   $  633,495

  The change in net unrealized holding loss on trading securities that has been included in earnings during the period amount to $595.

(NOTE 4)  -  An analysis of inventories is as follows:

                                          May 31,      November 30,
                                            1996           1995


      Raw materials                     $  27,102    $   19,459

      Work-in-process                       3,395         8,559

      Finished goods                       19,946        21,938

                                        $  50,443    $   49,956


(NOTE 5) - The provision for income taxes consists solely of state and local taxes. The provision for income taxes has been reduced by approximately $8,800 during the six months ended May 31, 1996 and $8,000 during the six months ended May 31, 1995 which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided.

WALKER INTERNATIONAL INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Financial Condition and Liquidity


     The Company's liquidity (current assets minus current liabilities) increased by $63,721 to $858,887 at May 31, 1996, as compared to $795,166 at November 30, 1995. Cash used by operating activities amounted to $38,852. This resulted primarily from an increase in investment in trading securities of $40,937 and a decrease in accounts payable and accrued expenses of $50,791 offset in part by net income of $55,131.

     The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations
     Total sales for the six months ended May 31, 1996 (the "Current Period") decreased to $863,479 as compared to sales of $868,332 in the six months ended May 31, 1995. A sales volume decrease in the Department Store subsidiary was offset in part by volume increases at Kelly Color. Sales for the three months ended May 31, 1996 (the "Current Quarter") increased to $284,869 as compared to $261,487 in the quarter ended May 31, 1995, due to an increase in Kelly Color sales volume.

     In the Current Period, cost of sales as a percentage of sales ("COS") were 45.2%, slightly higher than the COS of 44.9% in the 1995 comparable period. In the Current Quarter, COS was 64.2% as compared to 68.6% in the 1995 comparable period. This decrease was primarily due to better absorption of labor costs as a result of increased sales. Costs were higher in the Current Quarter as compared to the Current Period due to the absence of more profitable seasonal sales in the Department Store subsidiary that occur only in the fiscal quarter ended February 28th. This trend occurred in the prior fiscal year as well.

     In the Current Period, selling, general and administrative expenses as a percentage of sales were 52.0% as compared to 53.4% in the 1995 comparable periods. This decrease was primarily due to better cost absorption resulting from higher sales, and to specific overhead reduction measures instituted by the Company as of the beginning of the 1995 fiscal year, some of which did not take effect until mid-1995. In the Current Quarter, selling, general and administrative expenses as a percentage of sales were 40.7% as compared to 49.0% in the 1995 comparable quarter. This was due in part to better cost absorption and overhead reduction measures as previously mentioned. There was a realized gain on marketable securities of $5,281 in the Current Period and $3,949 in the Current Quarter.

     In the Current Period, the Company had net income before income taxes and cumulative effect of accounting change of $61,439 as compared to $45,904 in the prior year's comparable period, primarily due to increased profitability resulting from higher sales and overhead reductions. In the Current Quarter, the Company incurred a net loss of $733 as compared to a loss of $34,365 in the 1995 comparable quarter, primarily for reasons already mentioned. Provision for income taxes in the Current Period consists of state and local taxes on Department Store earnings. The provision for income taxes has been reduced by approximately $8,800 in the Current Period and $8,000 in last year's comparable period which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In the Current Period, earnings per share were $.19 before income taxes and cumulative effect of accounting change, as compared to $.17 in the 1995 comparable Period. There was a loss per share of $.00 in the Current Quarter, as compared to a loss of $.11 in last year's comparable quarter.

     On December 1, 1994, the Company adopted FASB Statement No.
115 "Accounting for Certain Investments in Debt and Equity
Securities." Gross unrealized losses on held-to-maturity securities of $10,281 are reflected as the cumulative effect of accounting change in the 1995 Period.

               PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

   None.

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.
Dated:  July 11, 1996

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