Form 10QSB
period 1996-08-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 1996-10-10
CIK 104224

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                     Commission File
August 31, 1996                          No. 0-5418


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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of October 10, 1996 was 298,081.


PART I - FINANCIAL INFORMATION

         WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                       August 31,   November 30,
                                          1996          1995
                                       (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents            $   302,465    $  332,467
 Investment securities                    611,259       589,391
 Accounts receivable - less allowance
  for doubtful accounts of $2,000 and
  $4,999, respectively                     14,584        17,635
 Inventories                               46,895        49,956
 Prepaid expenses                          29,255        23,579
 Prepaid income taxes                       2,110         2,507
        Total current assets            1,006,568     1,015,535

Property, plant and equipment -
 at cost                                  948,928       969,211
 Less accumulated depreciation            761,980       765,446
                                          186,948       203,765

Other
 Investment securities                     99,000        99,000
 Security deposit                           1,700         1,700
 Intangibles                                   -            643
        Total other assets                100,700       101,343

        Total                         $ 1,294,216   $ 1,320,643

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses    $   141,307     $  201,853
 Customer deposits                              7,799         18,259
 Income taxes payable                           1,301            257
        Total current liabilities             150,407        220,369

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares     48,931         48,931
 Additional paid-in capital                 1,118,880      1,118,880
 Retained earnings                            499,798        456,263
                                            1,667,609      1,624,074

 Less treasury stock - at cost
   - 191,229 shares                           523,800        523,800
         Total stockholders' equity         1,143,809      1,100,274

        Total                             $ 1,294,216    $ 1,320,643

          WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                          Three months ended     Nine months ended
                               August 31,             August 31,

                           1996        1995       1996      1995
Sales                  $  252,527  $  267,491  $1,116,006 $1,135,823

Cost of sales             154,549     172,937     544,684    562,865

     Gross profit          97,978      94,554     571,322    572,958

Selling, general and
 administrative
 expenses                 121,674     117,348     570,301    581,382
                          (23,696)    (22,794)      1,021     (8,424)

Other income
 (deductions)
 Realized holding
   gain (loss)             (1,628)     15,492       3,653     27,488
 Unrealized holding gain      836       2,152         241          -
 Interest and dividends    11,883      11,137      33,719     32,577
 Gain on sale of
   equipment                    -           -      10,200        250
                           11,091      28,781      47,813     60,315

  Income (loss) before
    provision for income
    taxes and cumulative
    effect of accounting
      change              (12,605)      5,987      48,834     51,891

Provision for
  income taxes             (1,009)       (725)      5,299        949

  Income (loss) before
    cumulative effect of
    accounting change     (11,596)      6,712      43,535     50,942

Cumulative effect of
  accounting change             -           -           -     10,281

  Net income (loss)       (11,596)      6,712      43,535     61,223

Income (loss) per common
  share:
 Income (loss) before
   cumulative effect of
   accounting change        $(.04)      $ .02       $ .15      $ .17

 Cumulative effect of
   accounting change            -          -           -         .03


   Net income (loss)
     per common share       $(.04)      $ .02       $ .15      $ .20


Weighted average number
  of common shares
  outstanding             298,081     299,664     298,081    308,978

          WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Nine months ended
                                                    August 31,

                                                  1996         1995
Cash flows from operating activities
 Net income                                 $   43,535   $   61,223
 Items not requiring the current use of
   cash
   Cumulative effect of accounting change            -      (10,281)
   Gain on sale of equipment                   (10,200)        (250)
   Depreciation                                 26,223       20,700
   Amortization of goodwill                        643          770
   Deferred compensation                        (7,331)      (9,367)
 Changes in items affecting operations

   Investment in trading securities            (23,974)     (90,378)
   Accounts receivable                           3,051       42,577
   Inventories                                   3,061        5,647
   Prepaid expenses                             (5,676)      (9,442)
   Prepaid income taxes                            397       (1,250)
   Accounts payable and accrued expenses       (53,215)      13,853
   Customer deposits                           (10,460)     (15,744)
   Income taxes payable                          1,044         (201)
        Net cash provided (used) by
          operating activities                 (32,902)       7,857

Cash flows from investing activities
 Purchase of held-to-maturity securities             -     (124,991)
 Maturity of held-to-maturity securities             -      127,000
 Amortization of bond premium                    2,106          385
 Proceeds from sale of equipment                10,200          250
 Purchase of non-marketable security                 -      (99,000)
 Payment for purchase of equipment              (9,406)     (50,508)
        Net cash provided (used) by
          investing activities                   2,900     (146,864)


Cash flows from financing activities
  Acquisition of common stock for treasury           -      (44,988)
        Net cash used by
         financing activities                        -      (44,988)


        Net decrease in cash and
          cash equivalents                     (30,002)    (183,995)

Cash and cash equivalents - beginning          332,467      387,211

Cash and cash equivalents - end            $   302,465  $   203,216

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                   NINE MONTHS ENDED AUGUST 31, 1996 AND 1995



Supplemental Cash Flows Information

    Net cash provided by operating activities reflects cash payments for income taxes as follows:

                                                  Nine months ended
                                                       August 31,

                                                 1996         1995

        Income taxes paid                    $   3,200   $   2,400

     During 1996 and 1995, the Company recovered, in lieu of cash, investment securities with a value of $6,503 and $12,097, respectively, to satisfy an accounts receivable.

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996


(NOTE 1) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of August 31, 1996 and results of operations and cash flows for the periods ended August 31, 1996 and 1995, respectively. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


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


(NOTE 3) - Included in short-term investment securities at August 31, 1996, are the following:

                                              Estimated    Carrying
   Description                     Cost      Fair Value     Amount

Held-to-Maturity
   U S Government securities   $  510,702    $  511,628  $  510,702

Trading
   Equity securities              100,316       100,557     100,557

                               $  611,018    $  612,185  $  611,259


    The change in net unrealized holding gain on trading securities that has been included in earnings during the period amount to $241.


(NOTE 4)  -  An analysis of inventories is as follows:

                                         August 31,     November 30,
                                            1996            1995

                                         (Unaudited)     (Audited)


        Raw materials                    $   23,087   $   19,459

        Work-in-process                       3,656        8,559

        Finished goods                       20,152       21,938

                                         $   46,895   $   49,956


(NOTE 5) - The provision for income taxes consists solely of state and local taxes. The provision for income taxes has been reduced by approximately $6,500 during the nine months ended August 31, 1996 and $10,300 during the nine months ended August 31, 1995 which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided.

WALKER INTERNATIONAL INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Financial Condition and Liquidity


     The Company's liquidity (current assets minus current liabilities) increased by $60,995 to $856,161 at August 31, 1996, as compared to $795,166 at November 30, 1995. Cash used by operating activities amounted to $32,902. This resulted primarily from a decrease in accounts payable and accrued expenses of $53,215, an increase in investment in trading securities of $23,974, and a decrease in customer deposits of $10,460, offset in part by net income of $43,535 and depreciation of $26,223.

     The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

     Total sales for the nine months ended August 31, 1996 (the "Current Period") decreased to $1,116,606 as compared to sales of $1,135,823 in the nine months ended August 31, 1995. A sales volume decrease in the Department Store subsidiary was offset in part by volume increases at Kelly Color. Sales for the three months ended August 31, 1996 (the "Current Quarter") decreased to $252,527 as compared to $267,491 in the quarter ended August 31, 1995, due to a decrease in Kelly Color sales volume.

     In the Current Period, cost of sales as a percentage of sales ("COS") were 48.8%, slightly lower than the COS of 49.6% in the 1995 comparable period. In the Current Quarter, COS was 61.2% as compared to 64.7% in the 1995 comparable period. These decreases were primarily due to maintenance of labor costs and improved operating efficiencies. Costs were higher in the Current Quarter as compared to the Current Period due to the absence of more profitable seasonal sales in the Department Store subsidiary that occur only in the fiscal quarter ended February 28th. This trend occurred in the prior fiscal year as well.

     In the Current Period, selling, general and administrative expenses as a percentage of sales were 51.1% as compared to 51.2% in the 1995 comparable periods. In the Current Quarter, selling, general and administrative expenses as a percentage of sales were 48.2% as compared to 43.9% in the 1995 comparable quarter. This was due to slightly higher fixed costs and reduced cost absorption resulting from lower sales.

     In the Current Period, the Company had net income after income taxes and before cumulative effect of accounting change of $43,535 as compared to $50,942 in the prior year's comparable period, primarily due to sales volume decreases. In the Current Quarter, the Company incurred a net loss of $11,596 as compared to a profit of $6,712 in the 1995 comparable quarter, primarily for reasons already mentioned. Provision for income taxes in the Current Period consists of state and local taxes on Department Store earnings. The provision for income taxes has been reduced by approximately $6,500 in the Current Period and $10,300 in last year's comparable period which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In the Current Period, earnings per share were $.15 after income taxes and before cumulative effect of accounting change, as compared to $.17 in the 1995 comparable Period. There was a loss per share of $.04 in the Current Quarter, as compared to a profit of $.02 in last year's comparable quarter.

     On December 1, 1994, the Company adopted FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Gross unrealized losses on held-to-maturity securities of $10,281 are reflected as the cumulative effect of accounting change in the 1995 Period.

               PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

   None.

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.
Dated:  October 10, 1996

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