Form 10KSB
period 1996-11-30
WALKER INTERNATIONAL INDUSTRIES INC
filed 1997-02-25
CIK 104224

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-KSB

          Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the Fiscal Year ended
                           November 30, 1996.

                        Commission File No. 0-5418

              WALKER INTERNATIONAL INDUSTRIES, INC.
          (Name of Small Business Issuer in its Charter)

        Delaware                               13-2637172
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)            Identification No.)

4 Ken-Anthony Plaza, So. Lake Boulevard, Mahopac, New York 10541
   (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number:    (914) 628-9404

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
               Common Stock, par value, $.10 per share
                             (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X    Yes                      No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the fiscal year ended November 30, 1996 were $1,513,145.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of February 6, 1997 was approximately $286,567. On such date, the average of the closing bid and asked prices of the Common Stock, as quoted by the National Association of Securities Dealers, Inc. on its OTC Electronic Bulletin Board was $2.25.

The Registrant had 275,311 shares of Common Stock outstanding as of February 6, 1997.

Transitional Small Business Disclosure Format (check one):
Yes_____ No  X

Item 1.   Description of Business

     General

     Walker International Industries, Inc. (the "Registrant" or the "Company") was organized under the laws of the State of Delaware under the name Walker Color, Inc. on September 29, 1967.

     During the fiscal year ended November 30, 1996, the Company engaged in film processing through its subsidiary Kelly Color Laboratories, Inc. based in North Carolina. The Kelly Color division processes photographs, generally for professional photographers, principally through mail orders.

     In addition, the Company has a license with Macy's department store, in New York City, to take portraits of children with Santa Claus during the Christmas season.

     Marketing

     Marketing for the Company's photography processing work is done through advertising in trade journals and direct solicitation of photographers. The Company markets its photography processing services to photographers throughout the United States. However, due to the location of its Kelly Color division in North Carolina, the film processing business, in general, is concentrated in the southeastern portion of the United States.

     The market for the Company's department store photography business is in the New York City metropolitan area. Marketing is based on the department store's tradition and reputation for providing an opportunity for photographs to be taken with Santa Claus during the Christmas season and through limited newspaper advertising.

     Sources of Raw Material

     The Company procures a substantial portion of its film, photographic paper and laboratory equipment and chemicals from the Eastman Kodak Company. The Company has no contractual relationship with the Eastman Kodak Company to continue to supply such materials. It considers its relationship with that company to be satisfactory and believes its present sources of supplies are adequate to meet its needs for the foreseeable future. The Company believes that such supplies are available from alternative sources at comparable prices.

     Macy's License

     In November of 1995 and again in November of 1996, the Company entered into license agreements with Macy's Department Store which permitted the Company to take portraits of children with Santa Claus in its flagship store in New York City during the Christmas season in those years. The Company's obligation to Macy's under the license was is to pay Macy's a percentage of net sales on all business generated from photographs taken. The license terminated on December 25 in each such year. The Company expects to be able to renew its license agreement with Macy's in 1997 on substantially similar terms to the 1995 and 1996 agreements, although no assurance of this can be given.

     Seasonal Business

     The Company's business is seasonal in nature with approximately 40% of net sales anticipated to occur during the quarter ending February 28th. The Company's business is seasonal principally as a result of the Company's Department Store subsidiary's annual Christmas promotion in which children are photographed with Santa Claus.

     Customers

     For the fiscal year ended November 30, 1996, there was no one customer of the Company which accounted for more than 10% of the Company's total photography business or upon whom the Company is dependent for material portions of its sales, revenues or earnings. The Company derived approximately 26% of its revenue through its license agreement with Macy's East, Inc., although this is representative of purchases by several thousand individual customers.

     Competitive Conditions

     The Company's photography business is highly competitive.
There are a large number of professional photographic laboratories offering services similar to those offered by the Company in the areas where the Company carries on its photography business.

     With respect to both its department store and film processing operations, the Company competes primarily on the basis of price and quality of services performed. Many of the Company's competitors have substantially greater sales, assets and resources than the Company.

     Employees

     As of February 6, 1997, the Company employed approximately
25 persons.

Item 2.   Description of Property

     The Company's executive offices are located at 4 Ken-Anthony Plaza, South Lake Boulevard, Mahopac, New York 10541. These offices contain approximately 650 square feet and are leased by the Company from an unaffiliated third party for a monthly rental of $1,405. The lease expires in May 1998.

     One of the Company's subsidiaries, Kelly Color Laboratories, Inc., owns the land and the building located at 513 East Union Street, Morganton, North Carolina. The building contains approximately 15,000 square feet of space, housing the subsidiary's offices, photographic laboratory, shipping and storage areas. This property is not subject to any mortgage or other encumbrance.

     The Company has historically also taken portraits of children with Santa Claus in the Macy's Department Store in New
York City during the Christmas season pursuant to license agreements. The Company expects to be able to renew its license agreement with Macy's in 1997, although no assurance of this can be given.

     The Company believes that its facilities are adequate for the foreseeable future.


Item 3.   Legal Proceedings

     The Company is not involved in any legal proceeding which may be deemed to be material to the financial condition of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder
Matters

     (a) The Company's Common Stock is traded in the over-the-counter market and is quoted through the OTC Electronic
Bulletin Board, maintained by the National Association of Securities Dealers, Inc., under the symbol WINT. The following table sets forth the high and low bid quotations for the Company's Common Stock for each fiscal quarter during the last two years:

      1996               High Bid                Low Bid
1st Fiscal Quarter       $1.50                   $1.375
2nd Fiscal Quarter       $1.50                   $1.375
3rd Fiscal Quarter       $1.75                   $1.50
4th Fiscal Quarter       $1.75                   $1.625

      1995               High Bid                Low Bid
1st Fiscal Quarter       $1.375                  $1.125
2nd Fiscal Quarter       $1.375                  $1.25
3rd Fiscal Quarter       $1.375                  $1.375
4th Fiscal Quarter       $1.375                  $1.375

      The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

      (b) As of February 6, 1997, there were 245 record holders of the Company's Common Stock.

      (c) During the two fiscal years ended November 30, 1996 and November 30, 1995, the Company did not declare or pay any cash dividends to its shareholders. The Company is not a party to any loan agreement or other document which places restrictions on the payment of cash dividends by the Company. Unless corporate earnings are sufficient to justify the payment of cash dividends, the Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) decreased by $434,799 to $360,367 at November 30, 1996, as compared to $795,166 at November 30, 1995. This decrease is primarily the result of the maturity and purchase of certain investment securities, classified as "Other Assets," in the amount of $516,483. Other Assets increased by $515,840 at November 30, 1996, as compared to November 30, 1995.

Cash used by operating activities amounted to $23,273. This resulted primarily from an increase in Investment in Trading Securities of $83,699 and a decrease in accounts payable of $27,906, offset in part by net income of $75,526, and depreciation, a non-cash charge, of $35,043. Net cash used in investing activities was $3,674. In addition, the Company purchased treasury stock in the amount of $19,332.

The Company deems its present facilities and equipment to be adequate for its immediate needs, and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Net sales for the year ended November 30, 1996 ("Fiscal 1996") were $1,431,486 representing a decrease of $36,299 from sales in the comparable period in 1995 ("Fiscal 1995"). Sales volume decreased in both the Department Store and Kelly Color subsidiaries. Investment income in Fiscal 1996 decreased by $10,648 as compared to Fiscal 1995.

In Fiscal 1996, costs of sales as a percentage of sales were 50.7% as compared to 52.3% in Fiscal 1995. This decrease was due largely to production efficiencies at Kelly Color, offset in part by increases in cost of materials. In Fiscal 1996, selling, general and administrative expenses as a percentage of sales were 49.7% as compared to 49.4% in Fiscal 1995.

The Company had net income before cumulative effect of accounting change of $75,526 in Fiscal 1996 as compared to $58,671 in Fiscal 1995. The Company's increased profitability resulted primarily from production efficiencies, and a gain on the sale of equipment of $10,200. In Fiscal 1996, earnings per share from operations were $.25 as compared to $.19 in Fiscal 1995. The cumulative effect of accounting change accounted for an additional $.04 per share in earnings in Fiscal 1995, or a total earnings per share of $.23.

On December 1, 1994, the Company adopted FASB Statement No. 115
"Accounting for Certain Investments in Debt and Equity
Securities." Gross unrealized losses on held-to-maturity securities of $10,281 are reflected as the cumulative effect of accounting change in Fiscal 1995.

Item 7.   Financial Statements

      The financial information required by this Item 7 begins on page F-1 of this Report, following Part III hereof.

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

      The Company has not changed its accountants within the twenty-four month period prior to November 30, 1996.


                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

The Directors and executive officers of the Company are as
follows:
                      Positions and          Has served as
                      Offices                Director
Name            Age   with Registrant        Continuously Since

Peter Walker    50    President, CEO                 1973
                      and Chairman

Richard Norris  50    Vice-President,                1981
                      Secretary,Treasurer
                      and a Director

Charles Snow    64    Director                       1976

      All of the foregoing persons were elected as Directors for a term of one year, or until their successors are duly elected and qualified. There are no arrangements or understandings between any Director and any other person(s) pursuant to which a Director was selected as a Director.

      The foregoing Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by action of the Board of Directors.

      There are no relationships by blood, marriage, or adoption
(not more remote than first cousin) between any Director or Executive Officer of the Company.

      Business Experience

      Peter Walker, President, Chief Executive Officer and Chairman, assumed his position as President in 1984 and as Chairman in 1987. Prior to 1984 and beginning in 1977, Mr. Walker was Executive Vice-President, Secretary and a Director of the Company. Previously, Mr. Walker was Vice-President of the Company. Mr. Walker is responsible for acquisitions and operations. For more than five years previously, Mr. Walker had principal duties in retail sales management.

      Richard Norris has been a Vice-President of the Company since 1983, Treasurer of the Company since 1977 and Secretary since 1984. Prior thereto he was employed in the Company's financial department for more than 5 years as Assistant Treasurer, Controller and Assistant Controller.

      Charles Snow, a principal of the law firm of Snow Becker
Krauss P.C., general counsel to the Company, has been engaged in the practice of law for more than 30 years.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from December 1, 1995 through November 30, 1996, all filing requirements applicable to its officers, directors and greater then ten percent beneficial owners were complied with.

Item 10. Executive Compensation


      Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company, a small business issuer, during the fiscal years ended November 30, 1996, 1995 and 1994, by the Company's Chief Executive Officer, who was the Company's only executive officer whose total compensation exceeded $100,000 in those years.


                                Annual Compensation


Name and
Principal Position      Year     Salary($)     Bonus($)

Peter Walker, Chief     1996     $110,000      $5,000
Executive Officer and   1995      108,000       7,000
Director                1994      120,000         -0-

      The Company did not grant any stock options, nor were any options exercised, during the fiscal year ended November 30, 1996. The Company has no long-term incentive plan awards.

      Directors Fees

      Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

      The following table sets forth, as of February 6, 1996, certain information concerning those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, the number of shares of Common Stock of the Company owned by all Directors of the Company, individually, and by all Directors and executive officers of the Company as a group:

Name and Address         Amount and Nature of         Percent of
Beneficial Owners        Beneficial Ownership(1)      Class(2)

Peter Walker(3)               142,477(4)              51.8%

Richard Norris(3)               3,320                  1.2%

Charles Snow                    2,151                   .8%
605 Third Avenue
New York, NY 10158

Peter Walker as Trustee of     90,000(5)              32.7%
The Robert Walker Life
Insurance Trust(3)

All Officers and Directors
as a Group (Three Persons)    147,948(4)              53.7%
_________________________________

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2)  Based on 275,311 shares outstanding as of February 6, 1997.

(3)  The address of this person is c/o the Company, 4 Ken-Anthony
Plaza, South Lake Boulevard, Mahopac, New York 10541.

(4) Includes the following Shares as to which Peter Walker disclaims beneficial ownership to the extent such shares are held for the benefit of Richard Walker: (a) 90,000 Shares held in trust for the benefit of Peter Walker and Richard Walker, equally under the Robert Walker Life Insurance Trust, as to which Peter Walker serves as trustee; (b) 16,500 Shares held in trust for the benefit of Peter Walker, as to which Peter Walker serves as trustee; and (c) 3,100 Shares held in trust for the benefit of Richard Walker, as to which Peter Walker serves as trustee.

(5) The beneficiaries of the Robert Walker Life Insurance Trust are Peter Walker and Richard Walker, equally. Peter Walker, as
Trustee, has voting power over said Shares held in trust.

Item 12.  Certain Relationships and Related Transactions

      The Company has retained the law firm of Snow Becker Krauss
P.C., of which Charles Snow, a Director of the Company, is a principal.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)   Exhibits

      3.1 Certificate of Incorporation of Walker Color, Inc. dated September 20, 1967 and Amendment thereto dated July 30, 1968 (incorporated herein by reference from Exhibit 3(a) to Registrant's Registration Statement of Form S-1, File No. 2-300002.)

      3.2 By-Laws of Walker Color, Inc. (incorporated herein by reference from Exhibit 3(b) to Registrant's
          Registration Statement on Form S-1,
          File No. 2-300002.).

      3.3 Excerpt from minutes of Board of Directors meeting of January 25, 1980, amending the By-Laws of Walker Color, Inc. (incorporated herein by reference from Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1981.)

     11.1 Statement re: calculation of per share earnings.

     21.1 List of subsidiaries of Registrant.

     27.1 Financial Data Schedule.

(b)   Reports on Form 8-K

      None.

      Walker International Industries, Inc.
      Index to Consolidated Financial Statements

                                                    Page

      Report of Independent Certified Public
      Accountants                                   F-1

      Consolidated Balance Sheet as of
      November 30, 1996                             F-2

      Consolidated Statements of Operations
      for each of the two years in the
      period ended November 30, 1996                F-3

      Consolidated Statements of Stockholders'
      Equity for each of the two years in
      the period ended November 30, 1996            F-4

      Consolidated Statements of Cash Flows
      for each of the two years in the
      period ended November 30, 1996                F-5

      Notes to Consolidated Financial Statements    F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




  The Shareholders and Board of Directors
  Walker International Industries, Inc. and Subsidiaries


      We have audited the accompanying consolidated balance sheet of Walker International Industries, Inc. and Subsidiaries as of November 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walker International Industries, Inc. and Subsidiaries as of November 30, 1996, and the consolidated results of its operations and its cash flows for the years ended November 30, 1996 and 1995, in conformity with generally accepted accounting principles.


                              /s/ Kofler, Levenstein, Romanotto & Co., P.C. Kofler, Levenstein, Romanotto & Co., P.C. Certified Public Accountants


  Rockville Centre, New York
  December 30, 1996

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               NOVEMBER 30, 1996

                                     ASSETS
Current assets
 Cash and cash equivalents                               $  286,188
 Investment securities                                      166,787
 Accounts receivable - less allowance for doubtful
   accounts of $2,000                                        11,304
 Inventories                                                 59,118
 Prepaid expenses                                            22,154
 Prepaid income taxes                                           843
        Total current assets                                546,394

Property, plant and equipment - at cost                     949,718
 Less accumulated depreciation                              770,800
                                                            178,918

Other assets
 Investment securities                                      516,483
 Other investments - at cost                                 99,000
 Other assets                                                 1,700
        Total other assets                                  617,183

        Total                                            $1,342,495

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                   $  167,016
 Customer deposits                                           15,286
 Income taxes payable                                         3,725
        Total current liabilities                           186,027

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares                   48,931
 Additional paid-in capital                               1,118,880
 Retained earnings                                          531,789
                                                          1,699,600
 Less treasury stock - at cost - 200,599 shares             543,132
        Total stockholders' equity                        1,156,468

        Total                                            $1,342,495

                                    F-2


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years ended November 30,
                                                1996          1995
Sales and other income
 Net sales                                  $1,431,486    $1,467,785
 Investment income                              71,459        82,107
 Gain on sale of equipment                      10,200           250
                                             1,513,145     1,550,142

Costs and expenses
 Cost of goods sold                            725,331       767,948
 Selling, general and administrative           710,787       725,480
 Provision for bad debts                        (6,502)       (3,994)
                                             1,429,616     1,489,434

        Income before provision for income
          taxes and cumulative effect of
          accounting change                     83,529        60,708

Provision for income taxes                       8,003         2,037

        Income before cumulative effect of
          accounting change                     75,526        58,671

Cumulative effect of accounting change              -         10,281

        Net income                          $   75,526    $   68,952


Earnings per common share
 From operations                                 $ .25         $ .19
 Cumulative effect of accounting change             -            .04

        Total                                    $ .25         $ .23

Weighted average number of common shares
 outstanding                                   296,886       306,261


              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         TWO YEARS ENDED NOVEMBER 30, 1996

                       Common Stock    Capital in
    Total
                     Shares       Par   Excess of   Retained     Treasury Stock
 Stockholders'
                     Issued      Value  Par Value   Earnings  Shares
Cost     Equity
Balance -
 December 1, 1994   489,310 $   48,931 $1,118,880 $  387,311  171,629 $(478,812) $1,076,310

 Acquisition of
 common stock
 for treasury                                                  19,600   (44,988)    (44,988)

 Net income for year                                  68,952                         68,952

Balance -
 November 30, 1995  489,310     48,931  1,118,880    456,263  191,229  (523,800)  1,100,274

 Acquisition of
 common stock
 for treasury                                                   9,370   (19,332)    (19,332)

 Net income for year                                  75,526                         75,526

Balance -
 November 30, 1996  489,310 $   48,93  $1,118,880 $  531,789  200,599 $(543,132) $1,156,468

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                              Years ended November 30,
                                                1996          1995

Cash flows from operating activities
 Net income                                 $   75,526    $   68,952
 Items not requiring the current use of cash
   Cumulative effect of accounting change           -        (10,281)
   Gain on sale of equipment                   (10,200)         (250)
   Depreciation                                 35,043        32,178
   Amortization of intangibles                     643         1,027
   Provision for bad debts                      (6,502)       (3,994)
   Deferred compensation                        (6,931)      (12,681)
 Changes in items affecting operations
   Investment in trading securities            (83,699)      (60,585)
   Accounts receivable                           6,331        37,831
   Inventories                                  (9,162)        6,090
   Prepaid expenses                              1,425        (4,210)
   Prepaid income taxes                          1,664           450
   Accounts payable and accrued expenses       (27,906)       42,927
   Customer deposits                            (2,973)       (1,155)
   Income taxes payable                          3,468            56
        Net cash provided (used) by operating
          activities                           (23,273)       96,355

Cash flows from investing activities
 Purchase of held-to-maturity securities      (516,484)     (367,730)
 Maturity of held-to-maturity securities       510,000       446,121
 Amortization of bond premium                    2,806         2,064
 Proceeds from sale of equipment                10,200           250
 Purchase of non-marketable security                -        (99,000)
 Payments for purchase of equipment            (10,196)      (87,816)
        Net cash used by investing activities   (3,674)     (106,111)

Cash flows from financing activities
 Acquisition of common stock for treasury      (19,332)      (44,988)
        Net cash used by financing activities  (19,332)      (44,988)

        Net decrease in cash and cash
          equivalents                          (46,279)      (54,744)

Cash and cash equivalents - beginning          332,467       387,211

Cash and cash equivalents - end             $  286,188    $  332,467

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       TWO YEARS ENDED NOVEMBER 30, 1996


Supplemental Cash Flow Information

    Net cash provided by operating activities reflects cash payments for income taxes of approximately $4,500 in 1996 and $2,400 in 1995.

Supplemental Schedule of Non-Cash Operating Activity

    During 1996 and 1995 the Company received, in lieu of cash, investment securities with a value of $6,502 and $15,999, respectively, to satisfy an accounts receivable.

                WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              NOVEMBER 30, 1996


(NOTE A)  -  ACCOUNTING POLICIES

Organization - Walker International Industries, Inc. (the Company) is engaged in various aspects of the photography business including film processing and maintaining a portrait studio. Approximately 26% of the Company's sales are generated through the portrait studio.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries.
All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly-liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Investment Securities - Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which creates classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. Under FAS 115, management determines the appropriate classification of debt securities at the time of purchase as either held-to-maturity, trading, or available-for-sale and reevaluates such designation as of each balance sheet date.

    Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums, and discounts to maturity. Such amortization is included in interest income. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

    Dividends on equity securities are recorded in income based on payment dates. Interest is recognized when earned. Realized gains and losses are determined on the basis of specific identification.

    In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adoption was the recognition of non-cash income of $10,281 with no tax effect.

Inventories - Inventories are valued at the lower of cost determined on a first-in, first-out basis or market.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Significant replacements and betterments are charged to the property, plant and equipment accounts, while maintenance and repairs which do not improve or extend the life of the assets are charged to expense as incurred. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts and any net gain or loss is included in income.

    For financial reporting purposes, depreciation is calculated on both the straight-line and accelerated methods over the estimated useful lives of the building (33 to 45 years), machinery and other equipment (3 to 10 years) and leasehold improvements (term of lease). Accelerated depreciation methods are generally used for income tax purposes.

Other Investments - Other investments consist of restricted equity securities, which are accounted for on the cost method. At November 30, 1996, the cost of the securities approximated their fair value.

Income Taxes - The Company accounts for income taxes under Statement No. 109 of the Financial Accounting Standards Board. The pronouncement requires that deferred income taxes be provided, based upon currently enacted tax rates, for temporary differences in the recognition of assets and liabilities on the financial statements and for income tax purposes.

Advertising - The Company follows the policy of charging the cost of advertising to expense as incurred.

Financial Instruments - The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

Cash and cash equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

Investment securities: For both trading securities and available-for-sale securities, the carrying amounts approximate fair value, which is based on quoted market prices.

Earnings per Common Share - Earnings per common share are computed by dividing net income for the year by the weighted average number of common shares outstanding during the year.


(NOTE B)  -  CONCENTRATIONS OF CREDIT RISK

    The Company's film processing business is concentrated in the southeastern United States. Customers normally pay for processing in advance of the Company performing the service. The Company's portrait studio is seasonally operated under an annual licensing agreement in the facility of one national retailer which is located in the New York City area. Receivable balances may be significant during the seasonal period the studio is in operation.

    The Company does not have a concentration of available sources of supply materials, labor, services or other rights that, if suddenly eliminated, could severely impact its operations.

    Management does not believe significant credit risk exists at November 30, 1996.


(NOTE C)  -  INVESTMENT SECURITIES

    The following is a summary of held-to-maturity securities, all of which mature at November 30, 1998:
                                         Gross unrealized     Estimated
                             Cost       Gains      Losses    Fair value

        U.S. Government
          Securities     $  516,483   $     -     $     -    $  516,483


    Included in short-term investment securities at November 30, 1996, are the following:
                                                  Estimated   Carrying
   Description                           Cost    Fair value    Amount

    Trading equity securities       $  162,991   $ 166,787   $ 166,787

    The change in net unrealized holding gain on trading securities that has been included in earnings during the period amounted to a loss of $198
(1996) and a gain of $3,994 (1995).


(NOTE D)  -  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments at November 30, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

(NOTE E)  -  ACCOUNTS RECEIVABLE

    In December 1994, a national retailer with which a subsidiary of the Company maintains a licensing agreement, reached a settlement with its creditors relative to bankruptcy claims. At that time, management of the Company estimated that it would recover approximately $50,000 of its claim. Through November 30, 1996, the Company has recovered $60,496.


(NOTE F)  -  INVENTORIES

    Inventories are summarized as follows:

        Raw materials                               $   30,408
        Work-in-process                                  7,166
        Finished goods                                  21,544

                                                    $   59,118
(NOTE G)  -  PROPERTY, PLANT AND EQUIPMENT

    The following tabulation sets forth the major classifications of property, plant and equipment:

        Land                                        $   16,500
        Buildings and leasehold improvements           231,141
        Equipment                                      559,949
        Office furniture and equipment                  94,367
        Transportation equipment                        47,761

                                                    $  949,718


(NOTE H)  -  DEFERRED COMPENSATION

    The Company had a deferred compensation plan providing for payments to a former officer. The estimated present value of future benefits to be paid had been charged to operations over the expected term of active employment. The amount charged to expense was $269 (1996) and $1,719
(1995). When payments were made, they were charged to the deferred compensation liability. Final payment under the agreement was made in 1996.

(NOTE I)  -  INVESTMENT INCOME

    The analysis of investment income is as follows:

                                             Years ended November 30,
                                                1996          1995

        Interest and dividends            $   44,565    $   42,264
        Realized gain on sale of marketable
         securities                           27,092        35,849
        Unrealized gain (loss) on trading
         securities                             (198)        3,994

                                          $   71,459    $   82,107

(NOTE J)  -  INCOME TAXES

       The components of income tax expense are as follows:

                                             Years ended November 30,
                                                1996          1995

        Current
         Federal                           $       -     $       -
         State and local                       8,003         2,037
                                               8,003         2,037

             Total                        $    8,003    $    2,037

    The components of deferred tax assets are as follows:

                                                   November 30,
                                                1996          1995

        Net operating loss carryforward   $  609,711    $  630,005
        Allowance for doubtful accounts          782         2,203
        Deferred compensation                      -         3,041
        Depreciation                               -        11,323
        Other                                  7,999        10,381
                                             618,492       656,953
        Valuation allowance                 (618,492)     (656,953)

                                          $        -    $        -

    The Company has available a net operating loss carryforward of approximately $1,708,000 expiring from 2002 through 2009.

    The provision for income taxes for each of the two years in the period ended November 30, 1996, differs from the statutory federal income tax rate as follows:

                                             Years ended November 30,
                                                1996          1995

    Income tax at the statutory federal
      income tax rate                     $   28,400    $   24,136

     Increases (reductions) in taxes
        result from the following:
          State and local income taxes,
            net of federal tax benefit         5,282         1,344
          Benefit of operating loss
           carryforward                      (28,774)      (26,018)
          Other - net                          3,095         2,575
    Tax provision on financial statements $    8,003    $    2,037


(NOTE K)  -  STOCK OPTIONS

    The Company has an incentive stock option plan under which certain employees, officers and directors can be granted options to purchase common stock through 1997. Under the plan, the Company is empowered to issue options to purchase an aggregate of 50,000 shares of common stock. All options are granted at the fair market value on the date of grant and can be exercised for up to ten years from the date of grant. There are no options currently outstanding.


(NOTE L)  -  COMMITMENTS AND CONTINGENCIES

    The following schedule shows the composition of the total rent expense for all operating leases except those with terms of a month or less that were not renewed:

                                               Years ended November 30,
                                                1996              1995

        Minimum rentals                   $   16,380        $   22,296
        Contingent rentals                    92,740            99,849

                                          $  109,120        $  122,145

    Contingent rentals relate to a cancelable license agreement with a national retailer and are based on usage and sales. The agreement is renewable annually.

    The Company leases office space under a lease expiring in May 1998.
The lease provides for rent escalations based upon increases in real estate taxes and other operating expenses.

        1997                                $   17,340
        1998                                     8,910

                                            $   26,250

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

              COMPUTATION OF AVERAGE NUMBER OF SHARES OUTSTANDING


                                             Years ended November 30,
                                                1996          1995

Weighted average number of shares issued       489,310       489,310

Weighted average number of treasury shares     192,424       183,049

Weighted average number of shares outstanding  296,886       306,261

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 1997

                            WALKER INTERNATIONAL INDUSTRIES, INC.


                                 By:/s/ Peter Walker
                                        Peter Walker, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name             Titles                         Date


/s/ Peter Walker President, Chief Executive     February 21, 1997
Peter Walker     Officer and Chairman
                 (Principal Executive Officer)


/s/ Richard
    Norris       Vice-President, Treasurer      February 21, 1997
Richard Norris   Secretary and Director
                 (Principal Financial
                 and Accounting Officer)


/s/ Charles Snow Director                       February 21, 1997
Charles Snow

                               EXHIBIT INDEX

Exhibit No.         Description

21.1               Subsidiaries of Registrant

27.1               Financial Data Schedule