Form 10QSB
period 1997-02-28
WALKER INTERNATIONAL INDUSTRIES INC
filed 1997-04-11
CIK 104224

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                     Commission File
February 28, 1997                          No. 0-5418


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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of April 10, 1997 was 275,311.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
<CAPTIONS>

                                            February 28,  November 30,
                                                1997          1996
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  265,102    $  286,188
 Investment securities                         160,429       166,787
 Accounts receivable - less allowance
    for doubtful accounts of $2,000             12,594        11,304
 Inventories                                    53,088        59,118
 Prepaid expenses                               20,066        22,154
 Prepaid income taxes                            1,032           843
        Total current assets                   512,311       546,394

Property, plant and equipment - at cost        954,156       949,718
 Less accumulated depreciation                 778,656       770,800
                                               175,500       178,918

Other assets
 Investment securities                         516,923       516,483
 Other investments - at cost                    99,000        99,000
 Security deposit                                1,700         1,700
        Total other assets                     617,623       617,183

        Total                               $1,305,434    $1,342,495

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $  103,728    $  167,016
 Customer deposits                               3,365        15,286
 Income taxes payable                           10,012         3,725
        Total current liabilities              117,105       186,027

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares      48,931        48,931
 Additional paid-in capital                  1,118,880     1,118,880
 Retained earnings                             593,800       531,789
                                             1,761,611     1,699,600
 Less treasury stock - at cost - 213,999
   shares and 200,599 shares, respectively     573,282       543,132
        Total stockholders' equity           1,188,329     1,156,468

        Total                               $1,305,434    $1,342,495


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                Three months ended
                                            February 28,  February 29,
                                                1997          1996
Sales and other income
 Net sales                                  $  541,795    $  578,610
 Investment income                              26,290        13,309
 Gain on sale of equipment                          -         10,200
                                               568,085       602,119

Costs and expenses
 Cost of sales                                 197,032       207,111
 Selling, general and administrative           298,594       332,836

 Recovery of bad debts                          (1,651)           -
                                               493,975       539,947

        Income before provision for
          income taxes                          74,110        62,172

 Provision for income taxes                     12,099         6,909

        Net income                          $   62,011    $   55,263


Earnings per common share                        $ .22         $ .19

Weighted average number of common shares
  outstanding                                  281,900       298,081

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three months ended
                                            February 28,  February 29,
                                                1997          1996
Cash flows from operating activities
 Net income                                 $   62,011    $   55,263
 Items not requiring the current use of cash
   Gain on sale of equipment                        -        (10,200)
   Depreciation                                  7,856         8,688
   Amortization of goodwill                         -            256
   Deferred compensation                            -         (3,414)
   Recovery of bad debts                        (1,651)           -
 Changes in items affecting operations
   Investment in trading securities              8,009       (48,742)
   Accounts receivable                          (1,290)        6,066
   Inventories                                   6,030           117
   Prepaid expenses                              2,088         2,130
   Prepaid income taxes                           (189)        1,435
   Accounts payable and accrued expenses       (63,288)      (64,951)
   Customer deposits                           (11,921)      (14,164)
   Income taxes payable                          6,287         6,374
        Net cash provided (used) by
           operating activities                 13,942       (61,142)

Cash flows from investing activities
 Amortization of bond (discount) premium          (440)          702
 Proceeds from sale of equipment                    -         10,200
 Payment for purchase of equipment              (4,438)       (7,305)
        Net cash provided (used) by
           investing activities                 (4,878)        3,597

Cash flows from financing activities
 Acquisition of common stock for treasury      (30,150)           -
        Net cash used by financing activities  (30,150)           -

        Net decrease in cash and
          cash equivalents                     (21,086)      (57,545)

Cash and cash equivalents - beginning          286,188       332,467

Cash and cash equivalents - end             $  265,102    $  274,922

Supplemental Cash Flow Information

Cash payments for income taxes              $    6,001    $    1,065

Supplemental Schedule of Noncash Operating Activity

    During the quarter ended February 28, 1997, the Company received, in lieu of cash, investment securities with a value of $1,651 to satisfy an accounts receivable.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 28, 1997


(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of February 28, 1997, and results of operations and cash flows for the quarters ended February 28, 1997 and February 29, 1996. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B) - The following is a summary of held-to-maturity securities, all of which mature at November 30, 1998:
                                          Gross Unrealized      Estimated
     Description             Cost       Gains      Losses      Fair Value

Held-to-Maturity
U S Government
securities            $   516,923   $       -   $       -      $  516,923

    Included in short-term investment securities at February 28, 1997 are the following:
                                                  Estimated     Carrying
     Description                        Cost     Fair Value      Amount

Trading equity securities            $  159,006  $  160,429  $   160,429

    The change in net unrealized holding gain on trading securities that has been included in earnings during the period amount to a loss of $2,373 (1997) and a gain of $1,004 (1996).


(NOTE C)  -  An analysis of inventories is as follows:

                                                February 28,  November 30,
                                                    1997          1996

        Raw materials                            $   27,921 $   30,408
        Work-in-process                              23,590      7,166
        Finished goods                                1,577     21,544

                                                 $   53,088 $   59,118


(NOTE D) - The provision for income taxes consists solely of state and local taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) increased by $34,839 to $395,206 at February 28, 1997, as compared to $360,367 at
November 30, 1996. Cash provided by operating activities amounted to $13,942, resulting primarily from net income of $62,011, a decrease in the value of trading securities of $8,009, depreciation (a non-cash charge) of $7,856, and an increase in income taxes payable of $6,287, which were offset in part by decreases in accounts payable and accrued expenses of $63,288, and in customer deposits of $11,921. The Company purchased treasury stock in the amount of $30,150, the consideration for which was substantially below book value.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs. The Company carries no long-term debt.

Results of Operations Total sales for the quarter ended February 28, 1997 (the "1997 Quarter") were $541,795, representing a decrease in sales of $36,815 compared to the Company's total sales of $578,610 in the quarter ended February 29, 1996 (the "1996 Quarter"). Sales volume was down in the Company's subsidiary, Department Store Photography, while sales at the Kelly Color subsidiary were approximately the same as in the 1996 quarter.

Cost of sales as a percentage of sales increased slightly to 36.4% in the 1997 Quarter from 35.8% in the 1996 Quarter due in part to inflationary factors. Selling, general and administrative expenses net of recovery of bad debts improved to 54.8% of sales in the 1997 Quarter as compared to 57.5% in the 1996 Quarter primarily due to reductions in payroll and other expenses in the Department Store subsidiary.

The Company showed net income of $62,011 in the 1997 Quarter as compared to $55,263 in the 1996 Quarter. Despite lower sales, profitability improved. Provision for income taxes in the 1997 Quarter consists of state and local taxes. Income per share was $.22 in the 1997 Quarter, as compared to $.19 in the 1996 Quarter.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule

B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned thereunto duly authorized.
Dated:  April 11, 1997

                                   WALKER INTERNATIONAL
                                    INDUSTRIES, INC.


                                   By:/s/ Peter Walker
                                      Peter Walker
                                      President


                                   By:/s/ Richard Norris
                                      Richard Norris
                                      Vice President
                                      (Principal Financial and
                                       Accounting Officer)



                               EXHIBIT INDEX

               EXHIBIT NO.               DESCRIPTION

               27.1                      Financial Data Schedule