Form 10QSB
period 1997-05-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 1997-07-14
CIK 104224

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                     Commission File
May 31, 1997                               No. 0-5418


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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of July 11, 1997 was 274,111.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               May 31,     November 30,
                                                1997          1996
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  218,526    $  286,188
 Investment securities                         223,300       166,787
 Accounts receivable - less allowance for doubtful
   accounts of $2,000                           14,232        11,304
 Inventories                                    49,304        59,118
 Prepaid expenses                               20,495        22,154
 Prepaid income taxes                            3,212           843
        Total current assets                   529,069       546,394

Property, plant and equipment - at cost        956,226       949,718
 Less accumulated depreciation                 786,615       770,800
                                               169,611       178,918

Other assets
 Investment securities                         517,362       516,483
 Other investments - at cost                    99,000        99,000
 Other assets                                    1,700         1,700
        Total other assets                     618,062       617,183

        Total                               $1,316,742    $1,342,495

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $  118,795    $  167,016
 Customer deposits                               4,337        15,286
 Income taxes payable                            8,264         3,725
        Total current liabilities              131,396       186,027

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares      48,931        48,931
 Additional paid-in capital                  1,118,880     1,118,880
 Retained earnings                             593,535       531,789
                                             1,761,346     1,699,600
 Less treasury stock - at cost - 215,199 shares and
   200,599 shares, respectively                576,000       543,132
        Total stockholders' equity           1,185,346     1,156,468

        Total                               $1,316,742    $1,342,495

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                               Three months ended     Six months ended
                                    May 31,                May 31,
                             1997        1996       1997        1996
Sales and other income
 Net sales               $  254,892  $  284,869  $  796,687 $  863,479
 Investment income           37,208      13,213      63,498     26,522
 Gain on sale of equipment        -           -          -      10,200
                            292,100     298,082     860,185    900,201

Costs and expenses
 Cost of sales              175,090     183,024     372,122    390,135
 Selling, general and
   administrative           119,107     120,361     417,701    453,197
 Recovery of bad debts         (986)     (4,570)     (2,637)    (4,570)
                            293,211     298,815     787,186    838,762

    Income (loss) before
      provision for income
      taxes                  (1,111)       (733)     72,999     61,439

 Provision for income taxes    (846)       (601)     11,253      6,308

        Net income (loss)$     (265) $     (132) $   61,746 $   55,131


Earnings per common share     $  -        $  -        $ .22      $ .19

Weighted average number of common
  shares outstanding        274,972     298,081     278,398    298,081

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six months ended
                                                        May 31,
                                                1997          1996
Cash flows from operating activities
 Net income                                 $   61,746     $  55,131
 Items not requiring the current use of cash
   Gain on sale of equipment                        -        (10,200)
   Depreciation                                 15,815        17,482
   Amortization of goodwill                         -            513
   Unrealized (gain) loss on trading securities(10,080)          595
   Deferred compensation                            -         (7,331)
   Recovery of bad debts                        (2,637)       (4,571)
 Changes in items affecting operations
   Investment in trading securities            (43,796)      (41,532)
   Accounts receivable                          (2,928)       10,529
   Inventories                                   9,814          (487)
   Prepaid expenses                              1,659        (1,565)
   Prepaid income taxes                         (2,369)          577
   Accounts payable and accrued expenses       (48,221)      (50,791)
   Customer deposits                           (10,949)      (11,017)
   Income taxes payable                          4,539         3,815
        Net cash used by operating activities  (27,407)      (38,852)

Cash flows from investing activities
 Amortization of bond (discount) premium          (879)        1,404
 Proceeds from sale of equipment                    -         10,200
 Payment for purchase of equipment              (6,508)       (9,405)
        Net cash provided (used) by investing
          activities                            (7,387)        2,199

Cash flows from financing activities
 Acquisition of common stock for treasury      (32,868)           -
        Net cash used by financing activities  (32,868)           -

        Net decrease in cash and cash
          equivalents                          (67,662)      (36,653)

Cash and cash equivalents - beginning          286,188       332,467

Cash and cash equivalents - end             $  218,526    $  295,814

Supplemental Cash Flows Information

    Cash payments for income taxes          $    9,083    $    1,995


Supplemental Schedule of Noncash Operating Activity

    During 1997 and 1996, the Company received, in lieu of cash, investment securities with a value of $2,637 and $4,571, respectively, to satisfy an accounts receivable.

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of May 31, 1997, and results of operations and cash flows for the quarters ended May 31, 1997 and 1996. Certain amounts from the previous year have been reclassified to conform with the 1997 presentation. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B) - The following is a summary of held-to-maturity securities, all of which mature at November 30, 1998:

                                         Gross unrealized     Estimated
   Description               Cost        Gains     Losses     Fair Value

Held-to-Maturity
U S Government securities$  517,362  $       -   $    4,220   $  513,142

    Included in short-term investment securities at May 31, 1997, are the following:

                                                  Estimated   Carrying
   Description                           Cost    Fair Value    Amount

Trading equity securities            $  209,424  $  223,300 $  223,300

    The change in net unrealized holding loss on trading securities that has been included in earnings during the period amount to a gain of $10,080 (1997) and a loss of $595 (1996).


(NOTE C)  -  An analysis of inventories is as follows:

                                                   May 31,  November 30,
                                                    1997        1996

        Raw materials                            $   21,430 $   30,408
        Work-in-process                               2,033      7,166
        Finished goods                               25,841     21,544

                                                 $   49,304 $   59,118


(NOTE D) - The provision for income taxes consists solely of state and local taxes. The provision for income taxes has been reduced by approximately $10,500 during the six months ended May 31, 1997, and $8,800 during the six months ended May 31, 1996, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided.

WALKER INTERNATIONAL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS


Financial Condition and Liquidity

     The Company's liquidity (current assets minus current liabilities) increased by $37,306 to $397,673 at May 31, 1997, as compared to $360,367 at November 30, 1996. Cash used by operating activities amounted to $27,407. This resulted primarily from an increase in investment in trading securities of $43,796 and a decrease in accounts payable and accrued expenses of $48,221, offset in part by net income of $61,746.

     The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations
     Total sales for the six months ended May 31, 1997 (the "Current Period") decreased to $796,687 as compared to sales of $863,479 in the six months ended May 31, 1996 (the "1996 Period"), as a result of sales volume decreases in the Department Store and Kelly Color subsidiaries. Sales for the three months ended May 31, 1997 (the "Current Quarter") decreased to $254,892 as compared to $284,869 in the quarter ended May 31, 1996 (the "1996 Quarter"), due to a decrease in Kelly Color sales volume.

     In the Current Period, cost of sales as a percentage of sales ("COS") were 46.7%, slightly higher than the COS of 45.2% in the 1996 Period. In the Current Quarter, COS was 68.7% as compared to 64.2% in the 1996 Quarter. This increase was primarily due to reduced absorption of labor costs as a result of decreased sales. Cost percentages were higher in the Current Quarter as compared to the Current Period due to the absence of more profitable seasonal sales in the Department Store subsidiary that occur only in the fiscal quarter ended February 28th. This trend occurred in the prior fiscal year as well.

     In the Current Period, selling, general and administrative expenses as a percentage of sales were 52.4% as compared to 52.5% in the 1996 Period. In the Current Quarter, selling, general and administrative expenses as a percentage of sales were 46.7% as compared to 42.3% in the 1996 Quarter. This was due primarily to reduced cost absorption resulting from lower sales. There was investment income of $63,498 in the Current Period and $37,208 in the Current Quarter, principally resulting from short-term trading activities directed by company personnel. The Company has formed a subsidiary for the purpose of privately offering investment management services to one or more funds utilizing the skills and practices developed by the Company in its own trading.

     In the Current Period, the Company had net income before income taxes of $72,999 as compared to $61,439 in the 1996 Period, primarily due to increases in investment income which were offset in part by reduced profits resulting from lower sales. In the Current Quarter, the Company incurred a net loss before income taxes of $1,111 as compared to a loss of $733 in the 1996 Quarter. Provision for income taxes in the Current Period consists of state and local taxes. The provision for income taxes has been reduced by approximately $10,500 in the Current Period and $8,800 in the 1996 Period which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In the Current Period, earnings per share were $.22 as compared to $.19 in the 1996 comparable Period.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule

B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.
Dated:  July 14, 1997

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