Form 10QSB
period 1997-08-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 1997-10-14
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-5418


             WALKER INTERNATIONAL INDUSTRIES, INC.
      (Exact name of Small Business Issuer as specified in its charter)

           Delaware                          13-2637172
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


 4 Ken-Anthony Plaza, South Lake Blvd., Mahopac, New York 10541
       (Address of principal executive offices)        (Zip Code)

                            (914) 628-9404
            Issuer's telephone number, including area code


                               N/A
       (Former name, former address and former fiscal year
                       if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of October 14, 1997 was 274,111.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             August 31,   November 30,
                                                1997          1996
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  467,629    $  286,188
 Investment securities                             966       166,787
 Accounts receivable - less allowance for
   doubtful accounts of $2,000                   7,286        11,304
 Inventories                                    50,857        59,118
 Prepaid expenses                               24,144        22,154
 Prepaid income taxes                            2,251           843
        Total current assets                   553,133       546,394

Property, plant and equipment - at cost        956,226       949,718
 Less accumulated depreciation                 794,523       770,800
                                               161,703       178,918

Other assets
 Investment securities                         517,568       516,483
 Other investments - at cost                    99,000        99,000
 Other assets                                    1,700         1,700
        Total other assets                     618,268       617,183

        Total                               $1,333,104    $1,342,495


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $  124,285    $  167,016
 Customer deposits                               4,575        15,286
 Income taxes payable                            6,989         3,725
        Total current liabilities              135,849       186,027

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares      48,931        48,931
 Additional paid-in capital                  1,118,880     1,118,880
 Retained earnings                             605,444       531,789
                                             1,773,255     1,699,600
 Less treasury stock - at cost -
   215,199 shares and 200,599 shares,
   respectively                                576,000       543,132
        Total stockholders' equity           1,197,255     1,156,468

        Total                               $1,333,104    $1,342,495

TABLE

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                               Three months ended     Nine months ended
                                   August 31,             August 31,
                             1997        1996       1997        1996

Net sales              $   267,088  $  252,527 $1,063,775  $1,116,006

Costs and expenses
 Cost of sales             151,150     154,549    523,272     544,684
 Selling, general and
   administrative          123,952     123,606     541,653    576,803
 Recovery of bad debts        (892)     (1,932)     (3,529)    (6,502)
                           274,210     276,223   1,061,396  1,114,985

    Operating income (loss) (7,122)    (23,696)      2,379      1,021

Other income
 Investment income          20,323      11,091      83,821     37,613
 Gain on sale of equipment        -           -          -     10,200
                            20,323      11,091      83,821     47,813

    Income (loss) before
      provision for
      income taxes          13,201     (12,605)     86,200     48,834

 Provision for income taxes  1,292      (1,009)     12,545      5,299


    Net income (loss)  $    11,909  $  (11,596) $   73,655  $  43,535

Net income (loss) per common
 share                      $  .04      $ (.04)     $  .27     $  .15

Weighted average number of
 common shares outstanding 274,111     298,081     276,959    298,081

TABLE

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine months ended
                                                       August 31,
                                                 1997          1996
Cash flows from operating activities
 Net income                                 $   73,655    $   43,535
 Items not requiring the current use of cash
   Gain on sale of equipment                        -        (10,200)
   Depreciation                                 23,723        26,223
   Amortization of goodwill                         -            643
   Unrealized gain on trading securities           (74)         (241)
   Deferred compensation                            -         (7,331)
   Recovery of bad debts                        (3,529)       (6,502)
 Changes in items affecting operations
   Investment in trading securities            169,424       (17,231)
   Accounts receivable                           4,018         3,051
   Inventories                                   8,261         3,061
   Prepaid expenses                             (1,990)       (5,676)
   Prepaid income taxes                         (1,408)          397
   Accounts payable and accrued expenses       (42,731)      (53,215)
   Customer deposits                           (10,711)      (10,460)
   Income taxes payable                          3,264         1,044
        Net cash provided (used) by operating
          activities                           221,902       (32,902)

Cash flows from investing activities
 Amortization of bond (discount) premium        (1,085)        2,106
 Proceeds from sale of equipment                    -         10,200
 Payment for purchase of equipment              (6,508)       (9,406)
        Net cash provided (used) by investing
          activities                            (7,593)        2,900

Cash flows from financing activities
 Acquisition of common stock for treasury      (32,868)           -
        Net cash used by financing activities  (32,868)           -

        Net increase (decrease) in cash and
          cash equivalents                     181,441       (30,002)

Cash and cash equivalents - beginning          286,188       332,467

Cash and cash equivalents - end             $  467,629    $  302,465


Supplemental Cash Flows Information

    Cash payments for income taxes          $   10,689    $    3,200

Supplemental Schedule of Noncash Operating Activity

    During 1997 and 1996, the Company received, in lieu of cash, investment securities with a value of $3,529 and $6,502, respectively, to satisfy an accounts receivable.
PAGE

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997

(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of August 31, 1997, and results of operations and cash flows for the periods ended August 31, 1997 and 1996. Certain amounts from the previous year have been reclassified to conform with the 1997 presentation. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

(NOTE B) - The following is a summary of held-to-maturity securities, all of which mature at November 30, 1998:

                                         Gross unrealized       Estimated
   Description               Cost        Gains     Losses       Fair Value

Held-to-Maturity
U S Government securities $  519,090  $       -  $    1,489    $  517,568

    Included in short-term investment securities as of August 31, 1997, are the following:

                                                  Estimated   Carrying
   Description                           Cost    Fair Value    Amount

Trading equity securities            $      892  $      966 $      966

    The change in net unrealized holding gain on trading securities that has been included in earnings during the period amount to $74 (1997) and $241
(1996).


(NOTE C)  -  An analysis of inventories is as follows:

                                              August 31,    November 30,
                                                 1997           1996

    Raw materials                            $   24,460     $    30,408
    Work-in-process                               3,220           7,166
    Finished goods                               23,177          21,544

                                             $   50,857     $    59,118


(NOTE D) - The provision for income taxes consists solely of state and local taxes. The provision for income taxes has been reduced by approximately $13,500 during the nine months ended August 31, 1997, and $6,500 during the nine months ended August 31, 1996, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided.

WALKER INTERNATIONAL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) increased by $56,917 to $417,284 at August 31, 1997, as compared to $360,367 at November 30, 1996. Cash provided by operating activities amounted to $221,902. This resulted primarily from a decrease in investment in trading securities of $169,424, net income of $73,655, and depreciation (a non-cash charge) of $23,723, offset primarily by a decrease in accounts payable and accrued expenses of $42,731.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Total sales for the nine months ended August 31, 1997 (the "Current Period") decreased to $1,063,775 as compared to sales of $1,116,006 in the nine months ended August 31, 1996 (the "1996 Period"), as a result of sales volume decreases in the Department Store and Kelly Color subsidiaries. Sales for the three months ended August 31, 1997 (the "Current Quarter") increased to $267,088 as compared to $252,527 in the quarter ended August 31, 1996 (the "1996 Quarter"), due to an increase in Kelly Color sales volume.

In the Current Period, cost of sales as a percentage of sales ("COS") were 49.2%, as compared to COS of 48.8% in the 1996 Period. In the Current Quarter, COS was 56.6% as compared to 61.2% in the 1996 Quarter, primarily due to improved efficiency in labor costs and materials usage. Cost percentages were higher in the Current Quarter as compared to the Current Period due to the absence of more profitable seasonal sales in the Department Store subsidiary that occur only in the fiscal quarter ended February 28th. This trend occurred in the prior fiscal year as well.

In the Current Period, selling, general and administrative expenses as a percentage of sales were 50.9% as compared to 51.7% in the 1996 Period. In the Current Quarter, selling, general and administrative expenses as a percentage of sales were 46.4% as compared to 48.9% in the 1996 Quarter. This was due primarily to increased cost absorption resulting from higher sales.

The Company had investment income of $83,821 in the Current Period and $20,323 in the Current Quarter. The investment income resulted primarily from the investment of a small part of the Company's cash resources to test investment techniques developed by its Chief Executive Officer. The objective of the test was to determine the viability of establishing a subsidiary offering the utilization of such techniques to others in the form of a managed fund. Since the test results appeared to be favorable, the Company organized a New York subsidiary corporation entitled Walker Capital Management Corporation. It is the intention of the subsidiary to sponsor a fund in which investors may purchase limited partnership interests, the investments for which will be managed by the subsidiary. The subsidiary has employed a consultant with substantial experience in the administration of investment funds to assist in the formation of the fund and has agreed to issue options to purchase 30,000 shares of the Company's Common Stock upon the adoption of an Incentive Stock Option Plan. The Plan is subject to approval by shareholders. The options are to have a term of nine years from issue and are to be exercisable at the mean between the high bid and the low offer for the Company's Common Stock in the Over-the-Counter market at the time of the issuance of the option. Another option for an additional 20,000 shares is to be issued nine months thereafter. It is not intended that a substantial amount of the Company's resources will be invested in the partnership. The Company continues to seek the purchase of an operating subsidiary with its available cash assets. The Company does not intend to become an investment company, nor does it believe that the fund to be organized by its subsidiary will be of such size as to be required to register as such under the statutes and regulations governing investment companies, nor does it intend that the subsidiary hold itself out as an investment advisor to entities other than the fund it expects to sponsor.

In the Current Period, the Company had income before income taxes of $86,200 as compared to $48,834 in the 1996 Period, primarily due to increases in investment income and increased profitability at Kelly Color. In the Current Quarter, the Company had income before income taxes of $13,201 as compared to a loss of $12,605 in the 1996 Quarter, due primarily to increased sales and cost efficiencies. Provision for income taxes in the Current Period consists of state and local taxes on subsidiary earnings. The provision for income taxes has been reduced by approximately $13,500 in the Current Period and $6,500 in the 1996 Period which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In the Current Period, net income per share was $.27 compared to $.15 in the 1996 comparable Period. There was net income per share of $.04 in the Current Quarter, as compared to a net loss per share of $.04 in the 1996 Quarter.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange
Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 14, 1997

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