Form 10KSB
period 1997-11-30
WALKER INTERNATIONAL INDUSTRIES INC
filed 1998-02-24
CIK 104224

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-KSB

          Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the Fiscal Year ended
                           November 30, 1997.

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

               X    Yes                      No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the fiscal year ended November 30, 1997 were $1,406,006.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of February 20, 1998 was approximately $410,030. On such date, the average of the closing bid and asked prices of the Common Stock, as quoted by the National Association of Securities Dealers, Inc. on its OTC Electronic Bulletin Board was $3.25.

The Registrant had 274,111 shares of Common Stock outstanding as of February 20, 1998.

Transitional Small Business Disclosure Format (check one):
Yes_____ No  X

Item 1.   Description of Business

     General

     Walker International Industries, Inc. (the "Registrant" or the "Company") was organized under the laws of the State of Delaware under the name Walker Color, Inc. on September 29, 1967.

     During the fiscal year ended November 30, 1997, the Company engaged in film processing through its subsidiary Kelly Color Laboratories, Inc. based in North Carolina. The Kelly Color division processes photographs, generally for professional photographers, principally through mail orders.

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

     Macy's License

     In November of 1996 and again in November of 1997, the Company entered into license agreements with Macy's Department Store which permitted the Company to take portraits of children with Santa Claus in its flagship store in New York City during the Christmas season in those years. The Company's obligation to Macy's under the license was is to pay Macy's a percentage of net sales on all business generated from photographs taken. The license terminated on December 25 in each such year. The Company expects to be able to renew its license agreement with Macy's in 1998 on substantially similar terms to the 1996 and 1997 agreements, although no assurance of this can be given.

     Seasonal Business

     The Company's business is seasonal in nature with approximately 38.5% of net sales anticipated to occur during the quarter ending February 28th. The Company's business is seasonal principally as a result of the Company's Department Store subsidiary's annual Christmas promotion in which children are photographed with Santa Claus.

     Customers

     For the fiscal year ended November 30, 1997, there was no one customer of the Company which accounted for more than 10% of the Company's total photography business or upon whom the Company is dependent for material portions of its sales, revenues or earnings. The Company derived approximately 24% of its revenue through its license agreement with Macy's East, Inc., although this is representative of purchases by several thousand individual customers.

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

     Employees

     As of February 20, 1997, the Company employed approximately
25 persons.

     Inactive Subsidiary

     During 1997, the Company organized a subsidiary in Delaware named Walker Capital Management, Inc. with the expectation that the subsidiary would organize a private fund and render investment advisory services to the fund. In that regard, the subsidiary engaged the services of an individual and agreed to issue options to purchase 50,000 shares of the Company's common stock to such person at the then current market for such stock.
The Company has decided not to proceed with the foregoing venture at this time, and did not issue the options described above. Any activity by the Company in the above respect has been deferred indefinitely.

Item 2.   Description of Property

     The Company's executive offices are located at 4 Ken-Anthony Plaza, South Lake Boulevard, Mahopac, New York 10541. These offices contain approximately 650 square feet and are leased by the Company from an unaffiliated third party for a monthly rental of $1,405. The lease expires in May 1998. The Company expects to renew its lease for favorable terms.

     One of the Company's subsidiaries, Kelly Color
Laboratories, Inc., owns the land and the building located at 513 East Union Street, Morganton, North Carolina. The building contains approximately 15,000 square feet of space, housing the subsidiary's offices, photographic laboratory, shipping and storage areas. This property is not subject to any mortgage or other encumbrance.

     The Company has historically also taken portraits of children with Santa Claus in the Macy's Department Store in New
York City during the Christmas season pursuant to license agreements. The Company expects to be able to renew its license agreement with Macy's in 1998, although no assurance of this can be given.

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

     None.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters

     (a) The Company's Common Stock is traded in the over-the-counter market and is quoted through the OTC Electronic
Bulletin Board, maintained by the National Association of Securities Dealers, Inc., under the symbol WINT. The following table sets forth the high and low bid quotations for the Company's Common Stock for each fiscal quarter during the last two years:

      1997               High Bid                Low Bid
1st Fiscal Quarter       $1.875                  $1.625
2nd Fiscal Quarter       $1.875                  $1.625
3rd Fiscal Quarter       $2.25                   $1.875
4th Fiscal Quarter       $3.00                   $2.25

      1996               High Bid                Low Bid
1st Fiscal Quarter       $1.50                   $1.375
2nd Fiscal Quarter       $1.50                   $1.375
3rd Fiscal Quarter       $1.75                   $1.50
4th Fiscal Quarter       $1.75                   $1.625

      The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

      (b) As of February 20, 1998, there were 233 record holders of the Company's Common Stock.

      (c) During the two fiscal years ended November 30, 1997 and November 30, 1996, the Company did not declare or pay any cash dividends to its shareholders. The Company is not a party to any loan agreement or other document which places restrictions on the payment of cash dividends by the Company. Unless corporate earnings are sufficient to justify the payment of cash dividends, the Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) increased by $578,533 to $938,900 at November 30,1997, as compared to $360,367 at November 30, 1996. This increase is primarily the result of (1) the inclusion in Current Assets of U.S. Government Securities with a carrying value of $518,054 maturing during the ensuing fiscal year which were previously reflected in long-term assets, and (2) net income of $69,795.

Cash provided by operating activities amounted to $102,756. This resulted primarily from net income of $69,795, depreciation, a non-cash charge, of $31,631, and a decrease in Investment in Trading Securities of $25,514, offset in part by a decrease in accounts payable and accrued expenses of $11,331. In addition, the Company purchased treasury stock in the amount of $32,868.

The Company deems its present facilities and equipment to be adequate for its immediate needs, and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Net sales for the year ended November 30, 1997 ("Fiscal 1997") were $1,406,006 representing a decrease of $25,480 from sales in the comparable period in 1996 ("Fiscal 1996"). Sales volume decreases in the Department Store subsidiary were offset in part by a slight increase in Kelly Color sales. Investment income in Fiscal 1997 increased by $22,875 as compared to Fiscal 1996.

In Fiscal 1997, costs of sales as a percentage of sales were 49.7% as compared to 50.7% in Fiscal 1996. This decrease was due largely to production efficiencies at Kelly Color. In Fiscal 1997, selling, general and administrative expenses as a percentage of sales were 51.2% as compared to 49.7% in Fiscal 1996, primarily due to reduced absorption of costs resulting from lower sales.

The Company had net income before provision for income taxes of $87,233 in Fiscal 1997 as compared to $83,529 in Fiscal 1996.
The Company's increased profitability resulted primarily from production efficiencies and increased investment income. Provision for income taxes was $17,438 in Fiscal 1997, consisting of state and local taxes. In Fiscal 1997 and 1996, earnings per share were $.25.

The Company has provided a Valuation Reserve against the tax benefit of the net operating loss carryforward. Much of the profits generated in recent years have been derived from trading securities using a technique being developed and tested by the Company. Because of the Company's concern that income may not be earned in the future, the tax benefit has been fully reserved against.

Item 7.   Financial Statements

      The financial information required by this Item 7 begins on page F-1 of this Report, following Part III hereof.

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

      The Company has not changed its accountants within the twenty-four month period prior to November 30, 1997.


                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

The Directors and executive officers of the Company are as
follows:
                      Positions and          Has served as
                      Offices                Director
Name            Age   with Registrant        Continuously Since

Peter Walker    51    President, CEO                 1973
                      and Chairman

Richard Norris  51    Vice-President,                1981
                      Secretary, Treasurer
                      and a Director

Charles Snow    65    Director                       1976

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from December 1, 1996 through November 30, 1997, all filing requirements applicable to its officers, directors and greater then ten percent beneficial owners were complied with.

Item 10. Executive Compensation


      Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company, a small business issuer, during the fiscal years ended November 30, 1997, 1996 and 1995, by the Company's Chief Executive Officer, who was the Company's only executive officer whose total compensation exceeded $100,000 in those years.


                                Annual Compensation


Name and
Principal Position      Year     Salary($)     Bonus($)

Peter Walker, Chief     1997     $110,000     $10,000
Executive Officer and   1996      110,000       5,000
Director                1995      108,000         -0-

      The Company did not grant any stock options, nor were any options exercised, during the fiscal year ended November 30, 1997. The Company has no long-term incentive plan awards.

      Directors Fees

      Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

      The following table sets forth, as of February 20, 1997, certain information concerning those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, the number of shares of Common Stock of the Company owned by all Directors of the Company, individually, and by all Directors and executive officers of the Company as a group:

Name and Address         Amount and Nature of         Percent of
Beneficial Owners        Beneficial Ownership(1)      Class(2)

Peter Walker(3)               142,477(4)              52.0%

Richard Norris(3)               3,320                  1.2%

Charles Snow                    2,151                   .8%
605 Third Avenue
New York, NY 10158

Peter Walker as Trustee of     90,000(5)              32.8%
The Robert Walker Life
Insurance Trust(3)

All Officers and Directors
as a Group (Three Persons)    147,948(4)              54.0%
_________________________________

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2)  Based on 274,111 shares outstanding as of February 20, 1997.

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

      None.

      Walker International Industries, Inc.
      Index to Consolidated Financial Statements

                                                    Page

      Report of Independent Certified Public
      Accountants                                   F-1

      Consolidated Balance Sheet as of
      November 30, 1997                             F-2

      Consolidated Statements of Operations
      for each of the two years in the
      period ended November 30, 1997                F-3

      Consolidated Statements of Stockholders'
      Equity for each of the two years in
      the period ended November 30, 1997            F-4

      Consolidated Statements of Cash Flows
      for each of the two years in the
      period ended November 30, 1997                F-5

      Notes to Consolidated Financial Statements    F-7

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Shareholders and Board of Directors
Walker International Industries, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Walker International Industries, Inc. and Subsidiaries as of November 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walker International Industries, Inc. and Subsidiaries as of November 30, 1997, and the consolidated results of its operations and its cash flows for the years ended November 30, 1997 and 1996, in conformity with generally accepted accounting principles.

                      /s/ Kofler, Levenstein, Romanotto & Co., P.C. Kofler, Levenstein, Romanotto & Co., P.C.
                      Certified Public Accountants


Rockville Centre, New York
January 7, 1998

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               NOVEMBER 30, 1997

                                     ASSETS

Current assets
 Cash and cash equivalents                               $  349,568
 Trading securities - at market                             146,742
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                                        17,097
 Inventories                                                 61,920
 Prepaid expenses                                            21,861
 Prepaid income taxes                                           775
 U.S. Government securities
518,054
        Total current assets                              1,116,017

Property, plant and equipment - at cost                     956,226
 Less accumulated depreciation                              802,431
                                                            153,795

Available-for-sale securities - at market                   121,500

Security deposits                                             1,700

        Total                                            $1,393,012

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                   $  155,685
 Customer deposits                                           12,751
 Income taxes payable                                         8,681
        Total current liabilities                           177,117

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares                   48,931
 Additional paid-in capital                               1,118,880
 Retained earnings                                          601,584
 Unrealized gain on marketable equity securities             22,500
                                                          1,791,895
 Less treasury stock - at cost - 215,199 shares             576,000
        Total stockholders' equity                        1,215,895

        Total                                            $1,393,012

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years ended November 30,
                                                1997          1996
Net sales                                   $1,406,006    $1,431,486

Costs and expenses
 Cost of sales                                 699,394       725,331
 Selling, general and administrative           720,182       710,787
 Recoveries of bad debts                        (6,469)       (6,502)
                                             1,413,107     1,429,616

        Operating income (loss)                 (7,101)        1,870

Other income
 Investment income                              94,334        71,459
 Gain on sale of equipment                          -         10,200
                                                94,334        81,659

        Income before provision for income
          taxes                                 87,233        83,529

Provision for income taxes                      17,438         8,003

        Net income                          $   69,795    $   75,526


Earnings per common share                         $.25          $.25

Weighted average number of common shares
 outstanding                                   276,246       296,886

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         TWO YEARS ENDED NOVEMBER 30, 1997

                            Capital              Unrealized
                   Common      in                  Gain on
                    Stock    Excess              Marketable
    Total
                     Par       of      Retained    Equity     Treasury Stock
Stockholders'
                    Value   Par Value  Earnings  Securities    Shares   Cost
    Equity
Balance -
  December 1,
    1995       $   48,931  $1,118,880  $  456,263 $           191,229 $
(523,800)  $1,100,274

  Acquisition
  of common
  stock for
  treasury                                                      9,370
(19,332)     (19,332)

  Net income
  for year                                 75,526
       75,526

Balance -
  November 30,
    1996           48,931   1,118,880     531,789             200,599
(543,132)   1,156,468

  Acquisition
  of common
  stock for
  treasury                                                     14,600
(32,868)     (32,868)

  Net income
  for year                                 69,795
       69,795

  Unrealized
  gain on
  available-
  for-sale
  securities                                         22,500
       22,500

Balance -
  November 30,
    1997       $   48,931  $1,118,880   $ 601,584 $  22,500   215,199 $
(576,000)  $1,215,895

 The number of common shares issued was 489,310 as of November 30, 1996 and 1997.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                              Years ended November 30,
                                                1997          1996

Cash flows from operating activities
 Net income                                 $   69,795    $   75,526
 Items not requiring the current use of cash
   Gain on sale of equipment                        -        (10,200)
   Depreciation                                 31,631        35,043
   Amortization of intangibles                      -            643
   Amortization of bond premium and discount    (1,571)        2,806
   Deferred compensation                            -         (6,931)
   Recoveries of bad debts                      (6,469)       (6,502)
 Changes in items affecting operations
   Investment in trading securities             25,514       (83,699)
   Accounts receivable                          (4,793)        6,331
   Inventories                                  (2,802)       (9,162)
   Prepaid expenses                                293         1,425
   Prepaid income taxes                             68         1,664
   Accounts payable and accrued expenses       (11,331)      (27,906)
   Customer deposits                            (2,535)       (2,973)
   Income taxes payable                          4,956         3,468
        Net cash provided (used) by operating
          activities                           102,756       (20,467)

Cash flows from investing activities
 Purchase of held-to-maturity securities            -       (516,484)
 Maturity of held-to-maturity securities            -        510,000
 Proceeds from sale of equipment                    -         10,200
 Payments for purchase of equipment             (6,508)      (10,196)
        Net cash used by investing activities   (6,508)       (6,480)

Cash flows from financing activities
 Acquisition of common stock for treasury      (32,868)      (19,332)
        Net cash used by financing activities  (32,868)      (19,332)

        Net increase (decrease) in cash and
          cash equivalents                      63,380       (46,279)

Cash and cash equivalents - beginning          286,188       332,467

Cash and cash equivalents - end             $  349,568    $  286,188

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       TWO YEARS ENDED NOVEMBER 30, 1997


Supplemental Cash Flow Information

    Net cash provided by operating activities reflects cash payments for income taxes of approximately $12,500 in 1997 and $4,500 in 1996.

Supplemental Schedule of Non-Cash Operating Activity

    During 1997 and 1996 the Company received, in lieu of cash, investment securities with a value of $5,469 and $6,502, respectively, to satisfy a previously written off accounts receivable.

(NOTE A)  -  ACCOUNTING POLICIES

Organization - Walker International Industries, Inc. (the Company) is engaged in various aspects of the photography business including film processing and maintaining a portrait studio. Approximately 24% of the Company's sales are generated through the portrait studio.

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

Investment Securities - The Company has adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which creates classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. Under FAS 115, management determines the appropriate classification of debt and equity securities at the time of purchase as either held-to-maturity, trading, or available-for-sale and reevaluates such designation as of each balance sheet date.

    Trading securities are valued at estimated fair value and include securities which the Company acquires and sells with the anticipation of generating short-term profits. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums, and discounts to maturity. Such amortization is included in interest income. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

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

Revenue Recognition - Revenue from the processing of film and the sale of photographic portraits is recognized at the time of shipment to the customer.

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

    The Company's film processing business is concentrated in the southeastern United States. Customers normally pay for processing in advance of the Company performing the service. The Company's portrait studio is seasonally operated under an annual licensing agreement in the facility of one national retailer which is located in the New York City area. Receivable balances may be significant during the seasonal period the studio is in operation. The Company performs ongoing credit evaluations of its customers' financial condition and generally, collateral is not required.

    The Company does not have a concentration of available sources of supply materials, labor, services or other rights that, if suddenly eliminated, could severely impact its operations.

    The Company maintains cash deposits in excess of federally insured limits with its bank. At November 30, 1997 the amount at risk approximates $50,000.

    Management does not believe significant credit risk exists at November 30, 1997.

(NOTE C)  -  INVESTMENT SECURITIES

    The following is a summary of held-to-maturity securities:

                                         Gross unrealized     Estimated
                             Cost       Gains      Losses    Fair value

    U.S. Government
      Securities - maturing
      November 30, 1998    $518,054         -     $   675      $517,379


    Included in available-for-sale securities are the following:

   Description                           Cost    Fair value    Amount

   Charter Pacific Bank Common Stock $ 99,000      $121,500  $121,500

   Included in trading securities are the following:

                                                  Estimated   Carrying
   Description                           Cost    Fair value    Amount

   Equity securities                 $142,255      $146,742   $146,742

    The change in net unrealized holding gain on trading securities that has been included in earnings during the period amounted to a gain of $692 (1997) and a loss of $198 (1996).

(NOTE D)  -  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments at November 30, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

(NOTE E)  -  ACCOUNTS RECEIVABLE

    In December 1994, a national retailer with which a subsidiary of the Company maintains a licensing agreement, reached a settlement with its creditors relative to bankruptcy claims. At that time, management of the Company estimated that it would recover approximately $50,000 of its claim. Through November 30, 1997, the Company has recovered $65,965.

(NOTE F)  -  INVENTORIES

    Inventories are summarized as follows:

        Raw materials                                         $   27,674
        Work-in-process                                            5,977
        Finished goods                                            28,269

                                                              $   61,920


(NOTE G)  -  PROPERTY, PLANT AND EQUIPMENT

    The following tabulation sets forth the major classifications of property, plant and equipment:

        Land                                        $   16,500
        Buildings and leasehold improvements           233,141
        Equipment                                      562,019
        Office furniture and equipment                  96,805
        Transportation equipment                        47,761

                                                    $  956,226

(NOTE H)  -  INVESTMENT INCOME

    The analysis of investment income is as follows:

                                             Years ended November 30,
                                                 1997          1996

        Interest and dividends              $   42,753    $   44,565
        Realized gain on sale of trading
          securities                            50,889        27,092
        Unrealized gain (loss) on trading
          securities                               692          (198)

                                            $   94,334    $   71,459

(NOTE I)  -  INCOME TAXES

    The components of income tax expense are as follows:

                                             Years ended November 30,
                                                1997          1996

        Current
         Federal                            $       -     $       -
         State and local                        17,438         8,003

             Total                          $   17,438    $    8,003

    The components of deferred tax asset are as follows:

                                                   November 30,
                                                1997          1996

        Net operating loss carryforward     $  546,430    $  609,711
        Other                                   13,565         8,781
                                               559,995       618,492
        Valuation allowance                   (559,995)     (618,492)

                                            $       -     $       -

    The Company has available a net operating loss carryforward of approximately $1,550,000 expiring from 2002 through 2009.

    The provision for income taxes for each of the two years in the period ended November 30, 1997, differs from the statutory federal income tax rate as follows:

                                              Years ended November 30,
                                                1997          1996

    Income tax at the statutory federal
      income tax rate                       $   29,659    $   28,400

     Increases (reductions) in taxes
       result from the following:
          State and local income taxes,
            net of federal tax benefit          11,509         5,282
          Benefit of operating loss
           carryforward                        (26,199)      (28,774)
          Other - net                            2,469         3,095

    Tax provision on financial statements   $   17,438    $    8,003

(NOTE J)  -  COMMITMENTS AND CONTINGENCIES

    The following schedule shows the composition of the total rent expense for all operating leases except those with terms of a month or less that were not renewed:

                                             Years ended November 30,
                                                 1997          1996

        Minimum rentals                     $   17,340    $   16,380
        Contingent rentals                      84,549        92,740

                                            $  101,889    $  109,120

    Contingent rentals relate to a license agreement entered into on an annual basis with a national retailer and are based on sales.

    The Company leases office space under a lease expiring in May 1998 for which the lease commitment is $8,910. The lease provides for rent escalations based upon increases in real estate taxes and other operating expenses.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

              COMPUTATION OF AVERAGE NUMBER OF SHARES OUTSTANDING


                                                  Years ended November 30,
                                                1997          1996

Weighted average number of shares issued       489,310       489,310

Weighted average number of treasury shares     213,064       192,424

Weighted average number of shares outstanding  276,246       296,886

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 1998

                            WALKER INTERNATIONAL INDUSTRIES, INC.


                                 By:/s/ Peter Walker
                                        Peter Walker, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name             Titles                         Date


/s/ Peter Walker President, Chief Executive     February 23, 1998
Peter Walker     Officer and Chairman
                 (Principal Executive Officer)


/s/ Richard
    Norris       Vice-President, Treasurer      February 23, 1998
Richard Norris   Secretary and Director
                 (Principal Financial
                 and Accounting Officer)


/s/ Charles Snow Director                       February 23, 1998
Charles Snow

                               EXHIBIT INDEX

Exhibit No.         Description

21.1               Subsidiaries of Registrant

27.1               Financial Data Schedule