Form 10QSB
period 1998-02-28
WALKER INTERNATIONAL INDUSTRIES INC
filed 1998-04-13
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998

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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of April 13, 1998 was 270,611.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            February 28,  November 30,
                                                1998          1997
                                             (Unaudited)    (Audited)

Current assets
 Cash and cash equivalents                  $  456,126    $  349,568
 Trading securities - at market                  3,000       146,742
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                           33,849        17,097
 Inventories                                    56,354        61,920
 Prepaid expenses                               15,955        21,861
 Prepaid income taxes                            2,294           775
 U.S. Government securities                    518,540       518,054
        Total current assets                 1,086,118     1,116,017

Property, plant and equipment - at cost        988,424       956,226
 Less accumulated depreciation                 811,147       802,431
                                               177,277       153,795

Available-for-sale securities - at market      121,500       121,500

Security deposit                                 1,700         1,700

        Total                               $1,386,595    $1,393,012

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $  111,457    $  155,685
 Customer deposits                               8,144        12,751
 Income taxes payable                            3,748         8,681
        Total current liabilities              123,349       177,117

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares      48,931        48,931
 Additional paid-in capital                  1,118,880     1,118,880
 Retained earnings                             648,935       601,584
 Unrealized gain on marketable equity
   securities                                   22,500        22,500
                                             1,839,246     1,791,895

 Less treasury stock - at cost -
   215,199 shares                              576,000       576,000
        Total stockholders' equity           1,263,246     1,215,895

        Total                               $1,386,595    $1,393,012


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Three months ended
                                                    February 28,
                                                1998          1997
Net sales                                   $  552,406    $  541,795

Costs and expenses
 Cost of sales                                 201,382       197,032
 Selling, general and administrative           334,115       298,594
 Recovery of bad debts                              -         (1,651)
                                               535,497       493,975

        Operating income                        16,909        47,820

Investment income                               37,218        26,290

        Income before provision for
          income taxes                          54,127        74,110

Provision for income taxes                       6,776        12,099

        Net income                          $   47,351    $   62,011


Earnings per common share                        $ .17         $ .22

Weighted average number of common shares
  outstanding                                  274,111       281,900

TABLE

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Three months ended
                                                     February 28,
                                                 1998          1997
Cash flows from operating activities
 Net income                                 $   47,351    $   62,011
 Items not requiring the current use of cash
   Depreciation                                  8,716         7,856
   Amortization of bond premium and discount      (486)         (440)
   Recoveries of bad debts                          -         (1,651)
 Changes in items affecting operations
   Investment in trading securities            143,742         8,009
   Accounts receivable                         (16,752)       (1,290)
   Inventories                                   5,566         6,030
   Prepaid expenses                              5,906         2,088
   Prepaid income taxes                         (1,519)         (189)
   Accounts payable and accrued expenses       (44,228)      (63,288)
   Customer deposits                            (4,607)      (11,921)
   Income taxes payable                         (4,933)        6,287
        Net cash provided by operating         138,756        13,502
          activities

Cash flows from investing activities
 Payments for purchase of equipment            (32,198)       (4,438)
        Net cash used by investing activities  (32,198)       (4,438)

Cash flows from financing activities
 Acquisition of common stock for treasury           -        (30,150)
        Net cash used by financing activities       -        (30,150)

        Net increase (decrease) in cash
          and cash equivalents                 106,558       (21,086)


Cash and cash equivalents - beginning          349,568       286,188


Cash and cash equivalents - end             $  456,126    $  265,102


Supplemental Cash Flow Information

    Cash payments for income taxes          $   13,228    $    6,001

Supplemental Schedule of Noncash Operating Activity

    During the quarter ended February 28, 1997, the Company received, in lieu of cash, investment securities with a value of $1,651 to satisfy a previously written off accounts receivable.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1998


(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of February 28, 1998, and results of operations and cash flows for the quarters ended February 28, 1998 and 1997. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    The following is a summary of held-to-maturity securities:

                                          Gross Unrealized      Estimated
                              Cost       Gains      Losses      Fair Value

    U.S. Government
      Securities - maturing
        November 30, 1998 $  518,540  $    306   $       -      $  518,846

    Included in available-for sale securities are the following:


                                                  Estimated     Carrying
     Description                        Cost     Fair Value      Amount

    Charter Pacific Bank
      Common Stock                $   99,000     $  121,500   $  121,500

    The change in net unrealized holding gain on trading securities that has been included in earnings during the period amount to a loss of $4,317 (1998) and a loss of $2,373 (1997).


(NOTE C)  -  An analysis of inventories is as follows:

                                                February 28,  November 30,
                                                    1998         1997

        Raw materials                            $   25,134   $   27,674
        Work-in-process                               3,818        5,977
        Finished goods                               27,402       28,269

                                                 $   56,354   $   61,920


(NOTE D) - The provision for income taxes consists solely of state and local taxes.

WALKER INTERNATIONAL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) increased by $23,869 to $962,769 at February 28, 1998, as compared to $938,900 at
November 30, 1997. Cash provided by operating activities amounted to $138,756, resulting primarily from a decrease in the value of trading securities of $143,742 and net income of $47,351, offset primarily by decreases in accounts payable and accrued expenses of $44,228, and increases in accounts receivable of $16,752. The Company purchased equipment in the amount of $32,198.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs. The Company carries no long-term debt.

Results of Operations

Total sales for the quarter ended February 28, 1998 (the "1998 Quarter") were $552,406, representing an increase in sales of $10,611 compared to the Company's total sales of $541,795 in the quarter ended February 28, 1997 (the "1997 Quarter"). Increased sales volume in the Company's Kelly Color subsidiary was offset in part by slight decreases in sales volume in the Department Store Photography subsidiary.

Cost of sales as a percentage of sales were 36.5% in the 1998 Quarter as compared to 36.4% in the 1997 Quarter. Selling, general and administrative expenses net of recovery of bad debts increased to 60.5% of sales in the 1998 Quarter as compared to 54.8% in the 1997 Quarter primarily due to increases in payroll and other expenses in the Department Store Photography subsidiary.

The Company showed net income of $47,351 in the 1998 Quarter as compared to $62,011 in the 1997 Quarter. Reduced profitability was primarily due to increased selling, general and administrative expenses, which were offset in part by increases in investment income. Provision for income taxes in the 1998 Quarter consists of state and local taxes. Income per share was $.17 in the 1998 Quarter, as compared to $.22 in the 1997 Quarter.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 1998

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