Form 10QSB
period 1998-05-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 1998-07-15
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of July 13, 1998 was 264,111.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               May 31,    November 30,
                                                1998          1997
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  505,992    $  349,568
 Trading securities - at market                     -        146,742
 Accounts receivable - less allowance for
   doubtful accounts of $1,000                  29,547        17,097
 Inventories                                    49,118        61,920
 Prepaid expenses                               17,594        21,861
 Prepaid income taxes                            2,852           775
 U.S. Government securities                    519,028       518,054
        Total current assets                 1,124,131     1,116,017

Property, plant and equipment - at cost        988,968       956,226
 Less accumulated depreciation                 819,890       802,431
                                               169,078       153,795

Available-for-sale securities - at market           -        121,500

Other assets
 U.S. Government securities                     79,407            -
 Security deposit                                1,700         1,700
        Total other assets                      81,107         1,700

        Total                               $1,374,316    $1,393,012

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $  104,134    $  155,685
 Customer deposits                              11,435        12,751
 Income taxes payable                              683         8,681
        Total current liabilities              116,252       177,117

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares      48,931        48,931
 Additional paid-in capital                  1,118,880     1,118,880
 Retained earnings                             676,928       601,584
 Unrealized gain on marketable
   equity securities                                -         22,500
                                             1,844,739     1,791,895
 Less treasury stock - at cost -
   218,699 shares and 215,199 shares,
   respectively                                586,675       576,000
        Total stockholders' equity           1,258,064     1,215,895

        Total                               $1,374,316    $1,393,012

TABLE

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                               Three months ended     Six months ended
                                    May 31,                May 31,
                             1998        1997       1998        1997
Net sales                $  269,874  $  254,892  $  822,280 $  796,687

Costs and expenses
 Cost of sales              175,424     175,090     376,806    372,122
 Selling, general and
   administrative           116,358     119,107     450,473    417,701
 Recovery of bad debts       (1,222)       (986)     (1,222)    (2,637)
                            290,560     293,211     826,057    787,186

     Operating income
       (loss)               (20,686)    (38,319)     (3,777)     9,501

Investment income            49,056      37,208      86,274     63,498

     Income (loss) before
       provision for income
       taxes                 28,370      (1,111)     82,497     72,999

Provision for income taxes      377        (846)      7,153     11,253

        Net income (loss)$   27,993  $     (265) $   75,344 $   61,746


Earnings per common share     $ .11      $   -        $ .28      $ .22

Weighted average number of
 common shares outstanding  271,029     274,972     272,553    278,398

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six months ended
                                                        May 31,
                                                1998          1997
Cash flows from operating activities
 Net income                                 $   75,344    $   61,746
 Items not requiring the current use of cash
   Depreciation                                 17,459        15,815
   Amortization of bond premium and discount      (974)           -
   Gain on sale of available-for-sale
     securities                                (32,620)         (879)
   Recoveries of bad debts                      (1,222)       (2,637)
 Changes in items affecting operations
   Investment in trading securities            147,964       (53,876)
   Accounts receivable                         (12,450)       (2,928)
   Inventories                                  12,802         9,814
   Prepaid expenses                              4,267         1,659
   Prepaid income taxes                         (2,077)       (2,369)
   Accounts payable and accrued expenses       (51,551)      (48,221)
   Customer deposits                            (1,316)      (10,949)
   Income taxes payable                         (7,998)        4,539
        Net cash provided (used) by operating
          activities                           147,628       (28,286)

Cash flows from investing activities
 Purchase of U.S. Government securities        (79,407)           -
 Proceeds from sale of available-for-sale
   securities                                  131,620            -
 Payments for purchase of equipment            (32,742)       (6,508)
        Net cash provided (used) by investing
          activities                            19,471        (6,508)

Cash flows from financing activities
 Acquisition of common stock for treasury      (10,675)      (32,868)
        Net cash used by financing activities  (10,675)      (32,868)

        Net increase (decrease) in cash and
          cash equivalents                     156,424       (67,662)

Cash and cash equivalents - beginning          349,568       286,188

Cash and cash equivalents - end             $  505,992    $  218,526


Supplemental Cash Flows Information

    Cash payments for income taxes          $   17,228    $    9,083

Supplemental Schedule of Noncash Operating Activity

    During 1998 and 1997, the Company received, in lieu of cash, investment securities with a value of $1,222 and $2,637, respectively, to satisfy a previously written off accounts receivable.
              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1998


(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of May 31, 1998, and results of operations and cash flows for the periods ended May 31, 1998 and 1997. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    The following is a summary of held-to-maturity securities:

                                         Gross unrealized     Estimated
   Description                Cost       Gains     Losses     Fair Value

Held-to-Maturity
U.S. Government securities -
  maturing November 30, 1998 $ 519,028  $   459   $    -      $  519,487

U.S. Government securities -
  maturing October 30, 1999     79,407       -        357         79,050

                            $  598,435  $   459   $   357     $  598,537

    The change in net unrealized holding loss on trading securities that has been included in earnings during the period amount to $4,485 (1998) and $10,080 (1997).


(NOTE C)  -  An analysis of inventories is as follows:

                                                   May 31,  November 30,
                                                    1998        1997
                                                 (Unaudited)  (Audited)


        Raw materials                            $   20,599 $   27,674
        Work-in-process                               5,360      5,977
        Finished goods                               23,159     28,269

                                                 $   49,118 $   61,920


(NOTE D) - The provision for income taxes consists solely of state and local taxes. The provision for income taxes has been reduced by approximately $14,000 during the six months ended May 31, 1998, and $10,500 during the six months ended May 31, 1997, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided.


(NOTE E) - In June 1998, the Company was advised by a national retailer that it was not planning to continue to utilize the services of the Company's portrait studio division for its Christmas 1998 promotion.

WALKER INTERNATIONAL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) increased by $68,979 to $1,007,879 at May 31, 1998, as compared to $938,900 at November
30, 1997. Net cash provided by operating activities amounted to $147,628. This resulted primarily from a decrease in investment in trading securities of $147,964 and net income of $75,344, offset in part by a decrease in accounts payable and accrued expenses of $51,551 and gain on sale of available-for-sale securities (a non-cash item) of $32,620. Net cash provided by investing activities was $19,471, and the company purchased common stock for its treasury in the amount of $10,675.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Total sales for the six months ended May 31, 1998 (the "Current Period") increased to $822,280 as compared to sales of $796,687 in the six months ended May 31, 1997 (the "1997 Period"), primarily as a result of a sales volume increase in the Kelly Color subsidiary. Sales for the three months ended May 31, 1998 (the "Current Quarter") increased to $269,874 as compared to $254,892 in the quarter ended May 31, 1997 (the "1997 Quarter"), due to an increase in Kelly Color sales volume.

In the Current Period, cost of sales as a percentage of sales ("COS") were 45.8%, slightly lower than the COS of 46.7% in the 1997 Period. In the Current Quarter, COS was 65.0% as compared to 68.7% in the 1997 Quarter. This decrease was primarily due to increased absorption of labor costs as a result of increased sales. Cost percentages were higher in the Current Quarter as compared to the Current Period due to the absence of more profitable seasonal sales in the Department Store subsidiary that occur only in the fiscal quarter ended February 28th. This trend occurred in the prior fiscal year as well.

In the Current Period, selling, general and administrative expenses net of recovery of bad debts were 54.8% as a percentage of sales as compared to 52.1% in the 1997 Period, primarily due to increases in payroll and other expenses in the Department Store Photography subsidiary offset in part by increased absorption resulting from higher sales in Kelly Color. In the Current Quarter, selling, general and administrative expenses net of recovery of bad debts were 42.7% as a percentage of sales as compared to 46.3% in the 1997 Quarter. This was also due primarily to increased cost absorption at Kelly Color resulting from higher sales. The Company earned investment income of $86,274 in the Current Period and $49,056 in the Current Quarter, as compared to $63,498 and $37,208 in the 1997 Period and 1997 Quarter, respectively. Included in investment income during the Current Quarter was a gain of $32,620 realized on the sale of a security previously classified as available-for-sale.

In the Current Period, the Company had net income before provision for income taxes of $82,497 as compared to $72,999 in the 1997 Period, primarily due to increases in investment income and improved performance at Kelly Color, offset in part by reduced profits in the Department Store subsidiary. In the Current Quarter, the Company had net income before provision for income taxes of $28,370 as compared to a loss of $1,111 in the 1997 Quarter, due primarily to Kelly Color profits and investment income as mentioned previously. Provision for income taxes in the Current Period consists of state and local taxes on subsidiary earnings. The provision for income taxes has been reduced by approximately $14,000 in the Current Period and $10,500 in the 1997 Period which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In the Current Period, earnings per share were $.28 before income taxes as compared to $.22 in the 1997 Period. In the Current Quarter, there were earnings per share of $.11 as compared to $.00 in the 1997 Quarter.

Item 5. Other Information

Rider 6A

On June 9, 1998, the Company was advised by Macy's Department Store that it would not continue to utilize the services of the Company's Department Store Photography Division. This activity constitutes substantially all of the Division's business, which in 1997 contributed approximately $60,000 to the net profit realized by the Company.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 13, 1998

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