Form 10QSB
period 1998-08-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 1998-10-14
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998

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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of October 15, 1998 was 259,109.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             August 31,   November 30,
                                                1998          1997
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  463,228    $  349,568
 Trading securities - at market                     -        146,742
 Accounts receivable - less allowance
   for doubtful accounts of $1,000               9,564        17,097
 Inventories                                    62,510        61,920
 Prepaid expenses                               22,484        21,861
 Prepaid income taxes                            4,085           775
 U.S. Government securities                    519,515       518,054
        Total current assets                 1,081,386     1,116,017

Property, plant and equipment - at cost        992,632       956,226
 Less accumulated depreciation                 828,894       802,431
                                               163,738       153,795

Available-for-sale securities - at market           -        121,500

Other assets
 U.S. Government securities                     79,335            -
 Security deposit                                1,700         1,700
        Total other assets                      81,035         1,700

        Total                               $1,326,159    $1,393,012

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $  100,042    $  155,685
 Customer deposits                               4,036        12,751
 Income taxes payable                              468         8,681
        Total current liabilities              104,546       177,117

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 489,310 shares      48,931        48,931
 Additional paid-in capital                  1,118,880     1,118,880
 Retained earnings                             677,671       601,584
 Unrealized gain on marketable equity
   securities                                       -         22,500
                                             1,845,482     1,791,895
 Less treasury stock - at cost - 230,201 shares
   and 215,199 shares, respectively            623,869       576,000
        Total stockholders' equity           1,221,613     1,215,895

        Total                               $1,326,159    $1,393,012

TABLE

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                               Three months ended     Nine months ended
                                   August 31,             August 31,
                             1998        1997       1998        1997
Net sales                $  277,200  $  267,088  $1,099,480  $1,063,775

Costs and expenses
 Cost of sales              156,330     151,150     533,136     523,272
 Selling, general and
   administrative           124,349     123,952     574,822    541,653
 Recovery of bad debts           -         (892)     (1,222)    (3,529)
                            280,679     274,210   1,106,736  1,061,396

    Operating income (loss)  (3,479)     (7,122)     (7,256)     2,379

Investment income             6,540      20,323      92,814     83,821

    Income before
      provision for
      income taxes            3,061      13,201      85,558     86,200

Provision for income taxes    2,318       1,292      9,471      12,545


        Net income       $      743  $   11,909  $   76,087 $   73,655

Earnings per common share    $  .00      $  .04      $  .28     $  .27

Weighted average number of common
 shares outstanding         263,495     274,111     269,512    276,959

TABLE

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine months ended
                                                       August 31,
                                                1998          1997
Cash flows from operating activities
 Net income                                 $   76,087    $   73,655
 Items not requiring the current use of cash
   Depreciation                                 26,463        23,723
   Amortization of bond premium and discount    (1,389)           -
   Gain on sale of available-for-sale
     securities                                (32,620)           -

   Unrealized gain on trading securities            -            (74)
   Recoveries of bad debts                      (1,222)       (3,529)
 Changes in items affecting operations
   Investment in trading securities            147,964       169,424
   Accounts receivable                           7,533         4,018
   Inventories                                    (590)        8,261
   Prepaid expenses                               (623)       (1,990)
   Prepaid income taxes                         (3,310)       (1,408)
   Accounts payable and accrued expenses       (55,643)      (42,731)
   Customer deposits                            (8,715)      (10,711)
   Income taxes payable                         (8,213)        3,264
        Net cash provided by operating
          activities                           145,722       221,902

Cash flows from investing activities
 Purchase of U.S. Government securities        (79,407)           -
 Amortization of bond (discount) premium            -         (1,085)
 Proceeds from sale of available-for-sale
   securities                                  131,620            -
 Payments for purchase of equipment            (36,406)       (6,508)
        Net cash provided (used) by investing
          activities                            15,807        (7,593)

Cash flows from financing activities
 Acquisition of common stock for treasury      (47,869)      (32,868)
        Net cash used by financing activities  (47,869)      (32,868)

        Net increase in cash and cash
          equivalents                          113,660       181,441

Cash and cash equivalents - beginning          349,568       286,188

Cash and cash equivalents - end             $  463,228    $  467,629


Supplemental Cash Flows Information

    Cash payments for income taxes          $   19,962    $   10,689

Supplemental Schedule of Noncash Operating Activity

    During 1998 and 1997, the Company received, in lieu of cash, investment securities with a value of $1,222 and $3,529, respectively, to satisfy a previously written off accounts receivable.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1998



(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of August 31, 1998, and results of operations and cash flows for the periods ended August 31, 1998 and 1997. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    The following is a summary of held-to-maturity securities:

                                           Gross unrealized   Estimated
   Description                 Cost        Gains     Losses   Fair Value

Held-to-Maturity
U.S. Government securities -
  maturing November 30, 1998 $  519,515    $    542 $     -   $  520,057

U.S. Government securities -
  maturing October 30, 1999      79,335          -       285      79,050

                             $  598,850    $    542 $    285  $  599,107

    The change in net unrealized holding gain (loss) on trading securities that has been included in earnings during the period amount to $(4,485) (1998) and $74 (1997).


(NOTE C)  -  An analysis of inventories is as follows:

                                                 August 31, November 30,
                                                    1998        1997
                                                 (Unaudited)  (Audited)

    Raw materials                                $   33,449 $   27,674
    Work-in-process                                   1,892      5,977
    Finished goods                                   27,169     28,269

                                                 $   62,510 $   61,920

PAGE

           WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               AUGUST 31, 1998



(NOTE D) - The provision for income taxes consists solely of state and local taxes. The provision for income taxes has been reduced by approximately $17,500 during the nine months ended August 31, 1998, and $13,500 during the nine months ended August 31, 1997, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided.


(NOTE E) - In June 1998, the Company was advised by a national retailer that it was not planning to continue to utilize the services of the Company's portrait studio division for its Christmas 1998 promotion.

WALKER INTERNATIONAL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) increased by $37,940 to $976,840 at August 31, 1998, as compared to $938,900 at November 30, 1997. Cash provided by operating activities amounted to $145,722. This resulted primarily from a decrease in investment in trading securities of $147,964, net income of $76,087, and depreciation (a non-cash charge) of $26,463, offset primarily by a decrease in accounts payable and accrued expenses of $55,643 and gain on sale of available-for-sale securities (a non-cash item) of $32,620.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Total sales for the nine months ended August 31, 1998 (the "Current Period") increased to $1,099,480 as compared to sales of $1,063,775 in the nine months ended August 31, 1997 (the "1997 Period"), primarily as a result of sales volume increases in the Kelly Color subsidiary. Sales for the three months ended August 31, 1998 (the "Current Quarter") increased to $277,200 as compared to $267,088 in the quarter ended August 31, 1997 (the "1997 Quarter"), due to an increase in Kelly Color sales volume.

In the Current Period, cost of sales as a percentage of sales ("COS") were 48.5%, as compared to COS of 49.2% in the 1997 Period, primarily due to improved efficiency in labor costs and materials usage. In the Current Quarter, COS was 56.4% as compared to 56.6% in the 1997 Quarter. Cost percentages were higher in the Current Quarter as compared to the Current Period due to the absence of more profitable seasonal sales in the Department Store subsidiary that occur only in the fiscal quarter ended February 28th. This trend occurred in the prior fiscal year as well.

In the Current Period, selling, general and administrative expenses net of recovery of bad debts were 52.2% as a percentage of sales as compared to 50.6% in the 1997 Period, primarily due to increases in payroll and other expenses in the Department Store Photography subsidiary offset in part by increased absorption resulting from higher sales in Kelly Color. In the Current Quarter, selling, general and administrative expenses as a percentage of sales were 44.9% as compared to 46.1% in the 1997 Quarter. This was due primarily to increased cost absorption resulting from higher sales at Kelly Color. The Company earned investment income of $92,814 in the Current Period and $6,540 in the Current Quarter, as compared to $83,821 and $20,323 in the 1997 Period and 1997 Quarter, respectively. Included in investment income during the Current Period was a gain of $32,620 realized on the sale of a security previously classified as available-for-sale.

In the Current Period, the Company had income before income taxes of $85,558 as compared to $86,200 in the 1997 Period. Increased profitability at Kelly Color and slight increases in investment income were offset in part by reduced profitability in the Department Store subsidiary. In the Current Quarter, the Company had income before income taxes of $3,061 as compared to $13,201 in the 1997 Quarter, due primarily to increased sales and cost efficiencies which were offset somewhat by reduced investment income. Provision for income taxes in the Current Period consists of state and local taxes on subsidiary earnings. The provision for income taxes has been reduced by approximately $17,500 in the Current Period and $13,500 in the 1997 Period, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In the Current Period, net income per share was $.28 compared to $.27 in the 1997 comparable Period. There was net income per share of $.00 in the Current Quarter, as compared to $.04 in the 1997 Quarter.

On June 9, 1998, the Company was advised by Macy's Department Store that it would not continue to utilize the services of the Company's Department Store Photography Division. This activity constitutes substantially all of the Division's business, which in 1997 contributed approximately $60,000 to the net profit realized by the Company.

Item 5. Other Information

None.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 14, 1998

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