Form 10KSB
period 1998-11-30
WALKER INTERNATIONAL INDUSTRIES INC
filed 1999-02-23
CIK 104224

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-KSB

          Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the Fiscal Year ended
                           November 30, 1998.

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

               X    Yes                      No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the fiscal year ended November 30, 1998 were $1,409,751.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of February 19, 1999 was approximately $407,264. On such date, the average of the closing bid and asked prices of the Common Stock, as quoted by the National Association of Securities Dealers, Inc. on its OTC Electronic Bulletin Board was $3.50.

The Registrant had 251,043 shares of Common Stock outstanding as of February 19, 1999.

Transitional Small Business Disclosure Format (check one):
Yes_____ No  X

Item 1.   Description of Business

     General

     Walker International Industries, Inc. (the "Registrant" or the "Company") was organized under the laws of the State of Delaware under the name Walker Color, Inc. on September 29, 1967.

     During the fiscal year ended November 30, 1998, the Company engaged in film processing through its subsidiary Kelly Color Laboratories, Inc. based in North Carolina. The Kelly Color division processes photographs, generally for professional photographers, principally through mail orders.

     The Company has historically had a license with Macy's department store, in New York City, to take portraits of children with Santa Claus during the Christmas season. On June 9, 1998, the Company was advised by Macy's Department Store that it would not continue to utilize the services of the Company's Department
Store division (the "Division"). Since the Macy's license constituted substantially all of the business of the Division, the Division will not operate in fiscal 1999.

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

     Macy's License

     RIDER 3A

     On June 9, 1998, the Company was advised by Macy s Department Store that it would not continue to utilize the services of the Company s Department Store Photography division. This activity constitutes substantially all of the Division s business. Based on Fiscal 1998 results, the Company expects that this event will adversely affect net profit by approximately $60,000 in the coming fiscal year.

     Customers

     For the fiscal year ended November 30, 1998, there was no one customer of the Company which accounted for more than 10% of the Company's total photography business or upon whom the Company is dependent for material portions of its sales, revenues or earnings. The Company derived approximately 24% of its revenue through its license agreement with Macy's East, Inc., although this is representative of purchases by several thousand individual customers.

     Competitive Conditions

     The Company's photography business is highly competitive.
There are a large number of professional photographic laboratories offering services similar to those offered by the Company in the areas where the Company carries on its photography business.

     Employees

     As of February 19, 1999, the Company employed approximately
23 persons.

     Inactive Subsidiary

     During 1997, the Company organized a subsidiary in Delaware named Walker Capital Management, Inc. with the expectation that the subsidiary would organize a private fund and render investment advisory services to the fund. In that regard, the subsidiary engaged the services of an individual and agreed to issue options to purchase 50,000 shares of the Company's common stock to such person at the then current market for such stock. The Company decided not to proceed with the foregoing venture and did not issue the options described above.

Item 2.   Description of Property

     The Company's executive offices are located at 4 Ken-Anthony Plaza, South Lake Boulevard, Mahopac, New York 10541. These offices contain approximately 650 square feet and are leased by the Company from an unaffiliated third party for a monthly rental of $1,500. The lease expires in May 2001.

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

     None.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters

     (a) The Company's Common Stock is traded in the over-the-counter market and is quoted through the OTC Electronic
Bulletin Board, maintained by the National Association of Securities Dealers, Inc., under the symbol WINT. The following table sets forth the high and low bid quotations for the Company's Common Stock for each fiscal quarter during the last two years:


      1998               High Bid                Low Bid
1st Fiscal Quarter       $3.00                   $2.75
2nd Fiscal Quarter       $3.00                   $2.75
3rd Fiscal Quarter       $3.00                   $2.875
4th Fiscal Quarter       $3.00                   $3.00

      1997               High Bid                Low Bid
1st Fiscal Quarter       $1.875                  $1.625
2nd Fiscal Quarter       $1.875                  $1.625
3rd Fiscal Quarter       $2.25                   $1.875
4th Fiscal Quarter       $3.00                   $2.25

      The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

      (b) As of February 19, 1999, there were 226 record holders of the Company's Common Stock.

      (c) During the two fiscal years ended November 30, 1998 and November 30, 1997, the Company did not declare or pay any cash dividends to its shareholders. The Company is not a party to any loan agreement or other document which places restrictions on the payment of cash dividends by the Company. Unless corporate earnings are sufficient to justify the payment of cash dividends, the Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Financial Condition and Liquidity

     The Company's liquidity (current assets minus current liabilities) decreased by $346,268 to $592,632 at November 30, 1998, as compared to $938,900 at November 30, 1997. This decrease is primarily the result of the purchase of U.S. Government securities with a maturation period of more than one year. These securities are reflected in Other Assets, whereas the securities they replaced, which matured in 1998, were reflected in Current Assets.
     Cash provided by operating activities amounted to $22,259. This resulted primarily from net income of $73,783 and depreciation (a non-cash charge) of $35,285, offset in part by an increase in investment in trading securities of $31,037 and gain on sale of available-for-sale securities (a non-cash item) of $32,620. The Company purchased treasury stock in the amount of $47,868 and equipment totaling $36,407.
     The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures.The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

     Net sales for the year ended November 30, 1998 ("Fiscal 1998") were $1,409,751 representing an increase of $3,745 from sales in the comparable period in 1997 ("Fiscal 1997"), primarily as a result of a slight sales volume increase in Kelly Color sales.
     In Fiscal 1998, cost of sales as a percentage of sales ("COS") were 50.7%, as compared to COS of 49.7% in Fiscal 1997. In Fiscal 1998, selling, general and administrative expenses net of recovery of bad debts were 51.0% as a percentage of sales as compared to 50.8% in Fiscal 1997. The Company earned investment income of $109,397 in Fiscal 1998 as compared to $94,334 in Fiscal 1997. Included in investment income during Fiscal 1998 was a gain of $32,620 realized on the sale of a security previously classified as available-for-sale.
     In Fiscal 1998, the Company had income before provision for income taxes of $84,764 as compared to $87,233 in Fiscal 1997. Increased profitability at Kelly Color and increases in investment income were offset in part by reduced profitability in the Department Store subsidiary. Provision for income taxes in Fiscal 1998 and Fiscal 1997 consists of state and local taxes on subsidiary earnings. The provision for income taxes has been reduced by $27,841 in Fiscal 1998 and $26,199 in Fiscal 1997, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In Fiscal 1998, net income per share was $.28 compared to $.25 in Fiscal 1997.

Item 7.   Financial Statements

      The financial information required by this Item 7 begins on page F-1 of this Report, following Part III hereof.

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

      The Company has not changed its accountants within the twenty-four month period prior to November 30, 1998.


                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

The Directors and executive officers of the Company are as
follows:
                      Positions and          Has served as
                      Offices                Director
Name            Age   with Registrant        Continuously Since

Peter Walker    52    President, CEO                 1973
                      and Chairman

Richard Norris  52    Vice-President,                1981
                      Secretary, Treasurer
                      and a Director

Charles Snow    66    Director                       1976

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from December 1, 1997 through November 30, 1998, all filing requirements applicable to its officers, directors and greater then ten percent beneficial owners were complied with.

Item 10. Executive Compensation


      Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company, a small business issuer, during the fiscal years ended November 30, 1998, 1997 and 1996, by the Company's Chief Executive Officer, who was the Company's only executive officer whose total compensation exceeded $100,000 in those years.


                                Annual Compensation


Name and
Principal Position      Year     Salary($)     Bonus($)


Peter Walker, Chief     1998     $110,000     $10,000
Executive Officer and   1997      110,000      10,000
Director                1996      110,000       5,000

      The Company did not grant any stock options, nor were any options exercised, during the fiscal year ended November 30, 1998. The Company has no long-term incentive plan awards.

      Directors Fees

      Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

      The following table sets forth, as of February 19, 1999, certain information concerning those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, the number of shares of Common Stock of the Company owned by all Directors of the Company, individually, and by all Directors and executive officers of the Company as a group:

Name and Address         Amount and Nature of         Percent of
Beneficial Owners        Beneficial Ownership(1)      Class(2)

Peter Walker(3)               129,211(4)              51.4%

Richard Norris(3)               3,320                  1.3%

Charles Snow                    2,151                   .9%
605 Third Avenue
New York, NY 10158

Peter Walker as Trustee of     79,834(5)              31.8%
The Robert Walker Life
Insurance Trust(3)

All Officers and Directors
as a Group (Three Persons)    134,682(4)              53.6%
_________________________________

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2)  Based on 251,043 shares outstanding as of February 19, 1999.

(3)  The address of this person is c/o the Company, 4 Ken-Anthony
Plaza, South Lake Boulevard, Mahopac, New York 10541.

(4) Includes the following Shares as to which Peter Walker disclaims beneficial ownership to the extent such shares are held for the benefit of Richard Walker: (a) 79,834 Shares held in trust for the benefit of Peter Walker and Richard Walker, equally under the Robert Walker Life Insurance Trust, as to which Peter
Walker serves as trustee; and (b) 16,500 Shares held in trust for the benefit of Peter Walker, as to which Peter Walker serves as trustee.

(5) The beneficiaries of the Robert Walker Life Insurance Trust are Peter Walker (45,000 shares) and Richard Walker (34,834 shares).
Peter Walker, as Trustee, has voting power over said Shares held in trust.

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

      None.

      Walker International Industries, Inc.
      Index to Consolidated Financial Statements

                                                    Page

      Report of Independent Certified Public
      Accountants                                   F-1

      Consolidated Balance Sheet as of
      November 30, 1998                             F-2

      Consolidated Statements of Operations
      for each of the two years in the
      period ended November 30, 1998                F-3

      Consolidated Statements of Stockholders'
      Equity for each of the two years in
      the period ended November 30, 1998            F-4

      Consolidated Statements of Cash Flows
      for each of the two years in the
      period ended November 30, 1998                F-5

      Notes to Consolidated Financial Statements    F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  The Shareholders and Board of Directors
  Walker International Industries, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Walker International Industries, Inc. and Subsidiaries as of November 30, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walker International Industries, Inc. and Subsidiaries as of November 30, 1998, and the consolidated results of its operations and its cash flows for the years ended November 30, 1998 and 1997, in conformity with generally accepted accounting principles.



                                    Kofler, Levenstein, Romanotto & Co., P.C.
                                    Certified Public Accountants


Rockville Centre, New York
January 6, 1999


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               NOVEMBER 30, 1998

                                     ASSETS
Current assets
 Cash and cash equivalents                               $  389,846
 Trading securities                                         179,001
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                                        23,030
 Inventories                                                 64,400
 Prepaid expenses                                            17,478
 Prepaid income taxes                                         7,349
 U.S. Government securities                                  79,264
        Total current assets                                760,368

Property, plant and equipment - at cost                     978,825
 Less accumulated depreciation                              823,908
                                                            154,917

Other assets
 U.S. Government securities                                 470,061
 Available-for-sale securities                               18,000
 Security deposits                                            1,700
        Total other assets                                  489,761

        Total                                            $1,405,046

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                   $  145,364
 Customer deposits                                           22,366
 Income taxes payable                                             6
        Total current liabilities                           167,736

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares                   47,781
 Additional paid-in capital                               1,082,843
 Retained earnings                                          675,367
 Unrealized gain on marketable equity securities             18,000
                                                          1,823,991
 Less treasury stock - at cost - 218,701 shares             586,681
        Total stockholders' equity                        1,237,310

        Total                                            $1,405,046

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                             Years ended November 30,
                                                1998          1997
Net sales                                   $1,409,751    $1,406,006

Costs and expenses
 Cost of sales                                 714,903       699,394
 Selling, general and administrative           720,703       720,182
 Recoveries of bad debts                        (1,222)       (6,469)
                                             1,434,384     1,413,107

        Operating loss                         (24,633)       (7,101)

Investment income                              109,397        94,334

        Income before provision for
          income taxes                          84,764        87,233

Provision for income taxes                      10,981        17,438

        Net income                          $   73,783    $   69,795


Earnings per common share                         $.28          $.25

Weighted average number of common shares
 outstanding                                   266,918       276,246

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         TWO YEARS ENDED NOVEMBER 30, 1998
                                                     Unrealized
                      Common                           Gain on
                       Stock   Capital in            Marketable                          Total
                        Par     Excess of  Retained    Equity       Treasury Stock     Stockholders
                       Value    Par Value  Earnings  Securities   Shares       Cost      Equity

Balance -
  December 1, 1996
                  $   48,931   $1,118,880 $  531,789 $            200,599 $ (543,132)
$1,156,468

  Acquisition of common
    stock for treasury                                             14,600    (32,868)       (32,868)


  Net income for year                         69,795                                         69,795


  Unrealized gain on
    available-for-sale
    securities                                           22,500                              22,500

Balance -
  November 30, 1997   48,931    1,118,880    601,584     22,500   215,199   (576,000)
1,215,895

  Acquisition of common
    stock for treasury                                             15,002    (47,868)       (47,868)

  Net income for year                         73,783                                         73,783

  Treasury stock
    retired           (1,150)     (36,037)                        (11,500)    37,187

  Unrealized gain on
    available-for-sale
    securities                                           (4,500)                             (4,500)

Balance -
    November 30,
      1998        $   47,781   $1,082,843 $  675,367 $   18,000   218,701 $  586,681
$1,237,310


     The number of common shares issued was 477,810 and 489,310 as of November
30, 1998 and 1997, respectively.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                              Years ended November 30,
                                                1998          1997

Cash flows from operating activities
 Net income                                 $   73,783    $   69,795
 Items not requiring the current use of cash
   Gain on sale of available-for-sale
     securities                                (32,620)            -
   Depreciation                                 35,285        31,631
   Amortization of bond premium and discount    (1,945)       (1,571)
   Recoveries of bad debts                      (1,222)       (6,469)
 Changes in items affecting operations
   Investment in trading securities            (31,037)       25,514
   Accounts receivable                          (5,933)       (4,793)
   Inventories                                  (2,480)       (2,802)
   Prepaid expenses                              4,383           293
   Prepaid income taxes                         (6,574)           68
   Accounts payable and accrued expenses       (10,321)      (11,331)
   Customer deposits                             9,615        (2,535)
   Income taxes payable                         (8,675)        4,956
        Net cash provided by operating
          activities                            22,259       102,756

Cash flows from investing activities
 Purchase of held-to-maturity securities      (549,326)           -
 Maturity of held-to-maturity securities       520,000            -
 Proceeds from sale of available-for-sale
   securities                                  131,620            -
 Payments for purchase of equipment            (36,407)       (6,508)
        Net cash provided (used) by investing
          activities                            65,887        (6,508)

Cash flows from financing activities
 Acquisition of common stock for treasury      (47,868)      (32,868)
        Net cash used by financing activities  (47,868)      (32,868)

        Net increase in cash and cash
          equivalents                           40,278        63,380

Cash and cash equivalents - beginning          349,568       286,188

Cash and cash equivalents - end             $  389,846    $  349,568

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       TWO YEARS ENDED NOVEMBER 30, 1998


Supplemental Cash Flow Information

    Net cash provided by operating activities reflects cash payments for income taxes of approximately $24,500 in 1998 and $12,500 in 1997.

Supplemental Schedule of Non-Cash Operating Activity

    During 1998 and 1997, the Company received investment securities with a value of $1,222 and $5,469, respectively, to satisfy a previously written off accounts receivable.

(NOTE A)  -  ACCOUNTING POLICIES

Organization - Walker International Industries, Inc. (the Company) is engaged in various aspects of the photography business including film processing and maintaining a portrait studio.

    In June 1998, the Company was advised by the national retailer that it was not planning to continue to utilize the services of the Company's portrait studio division for its Christmas 1998 promotion.

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

    Trading securities are valued at estimated fair value and include securities which the Company acquires and sells with the anticipation of generating short-term profits. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest income. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

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

(NOTE B)  -  CONCENTRATIONS OF RISK

    The Company's film processing business is concentrated in the southeastern United States. Customers normally pay for processing in advance of the Company performing the service. The Company's portrait studio was seasonally operated under an annual licensing agreement in the facility of one national retailer which is located in the New York City area. Approximately 24% of the Company's sales are generated through the portrait studio maintained at a national retailer.

    The Company does not have a concentration of available sources of supply materials, labor, services or other rights that, if suddenly eliminated, could severely impact its operations.

    Management does not believe significant credit risk exists at November 30, 1998.


(NOTE C)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:

                                           Gross unrealized   Estimated
   Description               Cost        Gains     Losses     Fair Value

   Held-to-Maturity
   U.S. Government
     securities -
     maturing
     October 31, 1999   $   79,264   $      353  $       -    $  79,617

   U.S. Government
     securities -
     maturing
     January 2000          470,061            -        879      469,182

                        $  549,325   $      353   $    879   $  548,799

    Included in available-for-sale securities are the following:

                                                              Carrying
   Description                           Cost    Fair value    Amount

    Charter Pacific Bank Warrants   $       -    $   18,000 $   18,000

    Included in trading securities are the following:

                                                  Estimated   Carrying
   Description                           Cost    Fair value    Amount

    Equity securities               $  177,705   $  179,001 $  179,001


(NOTE D)  -  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments at November 30, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


(NOTE E)  -  INVENTORIES

    Inventories are summarized as follows:

        Raw materials                       $   27,345
        Work-in-process                         10,484
        Finished goods                          26,571

                                            $   64,400

(NOTE F)  -  PROPERTY, PLANT AND EQUIPMENT

    The following tabulation sets forth the major classifications of property, plant and equipment:

        Land                                $   16,500
        Buildings and leasehold improvements   233,141
        Equipment                              579,783
        Office furniture and equipment          96,805
        Transportation equipment                52,596

                                            $  978,825


(NOTE G)  -  INVESTMENT INCOME

    The analysis of investment income is as follows:

                                             Years ended November 30,
                                                1998          1997

        Interest and dividends              $   46,442    $   42,753
        Realized gain on sale of trading
          securities                            66,146        50,889
        Unrealized gain (loss) on trading
          securities                            (3,191)          692

                                            $  109,397    $   94,334


(NOTE H)  -  INCOME TAXES

       The components of income tax expense are as follows:

                                             Years ended November 30,
                                                1998          1997

        Current
         Federal                            $       -     $       -
         State and local                        10,981        17,438

             Total                          $   10,981    $   17,438

    The components of deferred tax asset are as follows:

                                                   November 30,
                                                1998          1997

        Net operating loss carryforward     $  542,580    $  546,430
        Other                                   22,468        13,565
                                               565,048       559,995
        Valuation allowance                   (565,048)     (559,995)

                                            $       -     $       -

    The Company has available a net operating loss carryforward of approximately $1,520,000 expiring from 2002 through 2009.

    The provision for income taxes for each of the two years in the period ended November 30, 1998, differs from the statutory federal income tax rate as follows:

                                             Years ended November 30,
                                                1998          1997

    Income tax at the statutory federal
      income tax rate                       $   28,820    $   29,659

     Increases (reductions) in taxes
       result from the following:
          State and local income taxes,
            net of federal tax benefit           7,247        11,509
          Benefit of operating loss
           carryforward                        (27,841)      (26,199)
          Other - net                            2,755         2,469

    Tax provision on financial statements   $   10,981    $   17,438


(NOTE I)  -  COMMITMENTS AND CONTINGENCIES

    The following schedule shows the composition of the total rent expense for all operating leases except those with terms of a month or less that were not renewed:

                                               Years ended November 30,
                                                1998              1997

        Minimum rentals                     $   17,910    $   17,340
        Contingent rentals                      84,445        84,549

                                            $  102,355    $  101,889

    Contingent rentals relate to a license agreement entered into on an annual basis with a national retailer and are based on sales.

    The Company leases office space under a lease expiring in May 2001. The lease provides for rent escalations based upon increases in real estate taxes and other operating expenses. The following table presents the future minimum payments required under agreements which have initial or remaining noncancelable terms in excess of one year:

        1999                                $   18,000
        2000                                    18,000
        2001                                     9,000

                                            $   45,000

           WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

              COMPUTATION OF AVERAGE NUMBER OF SHARES OUTSTANDING


                                                   Years ended November 30,
                                                 1998          1997

Weighted average number of shares issued        484,632       489,310

Weighted average number of treasury shares      217,714       213,064

Weighted average number of shares outstanding   266,918       276,246
                                      F-13

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 1999

                            WALKER INTERNATIONAL INDUSTRIES, INC.


                                 By:/s/ Peter Walker
                                        Peter Walker, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name             Titles                         Date


/s/ Peter Walker President, Chief Executive     February 22, 1999
Peter Walker     Officer and Chairman
                 (Principal Executive Officer)


/s/ Richard
    Norris       Vice-President, Treasurer      February 22, 1999
Richard Norris   Secretary and Director
                 (Principal Financial
                 and Accounting Officer)


/s/ Charles Snow Director                       February 22, 1999
Charles Snow

                               EXHIBIT INDEX

Exhibit No.         Description

21.1               Subsidiaries of Registrant

27.1               Financial Data Schedule