Form 10QSB
period 1999-02-28
WALKER INTERNATIONAL INDUSTRIES INC
filed 1999-04-13
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of April 13, 1999 was 251,043.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            February 28,  November 30,
                                                1999          1998
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  386,088    $  389,846
 Trading securities - at market                 50,926       179,001
 Accounts receivable - less allowance for
   doubtful accounts of $1,000                  12,577        23,030
 Inventories                                    45,663        64,400
 Prepaid expenses                               18,513        17,478
 Prepaid income taxes                            3,660         7,349
 U.S. Government securities                     79,192        79,264
        Total current assets                   596,619       760,368

Property, plant and equipment - at cost        986,868       978,825
 Less accumulated depreciation                 802,783       823,908
                                               184,085       154,917

Other assets
 U.S. Government securities                    468,977       470,061
 Available-for-sale securities                  18,000        18,000
 Security deposit                                1,700         1,700
        Total other assets                     488,677       489,761

        Total                               $1,269,381    $1,405,046


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $   62,170    $  145,364
 Customer deposits                               5,732        22,366
 Income taxes payable                              506             6
        Total current liabilities               68,408       167,736

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares      47,781        47,781
 Additional paid-in capital                  1,082,843     1,082,843
 Retained earnings                             663,628       675,367
 Unrealized gain on marketable equity
   securities                                   18,000        18,000
                                             1,812,252     1,823,991
 Less treasury stock - at cost - 226,767
   and 218,701 shares, respectively            611,279       586,681
        Total stockholders' equity           1,200,973     1,237,310

        Total                               $1,269,381    $1,405,046

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                Three months ended
                                                      February 28,
                                                1999          1998

Net sales                                   $  225,998    $  552,406

Costs and expenses
 Cost of sales                                 152,148       201,382
 Selling, general and administrative           108,794       334,115

                                               260,942       535,497

        Operating income (loss)                (34,944)       16,909

Investment income                               25,385        37,218

        Income (loss) before provision for
          income taxes                          (9,559)       54,127

Provision for income taxes                       2,180         6,776

        Net income (loss)                      (11,739)       47,351

Other comprehensive income, net of income
  tax on unrealized holding gains                   -             -

        Comprehensive income (loss)         $  (11,739)   $   47,351


Earnings (loss) per common share                $ (.05)        $ .17

Weighted average number of common shares
  outstanding                                  254,447       274,111

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three months ended
                                                    February 28,
                                                1999          1998
Cash flows from operating activities
 Net income (loss)                          $  (11,739)   $   47,351
 Items not requiring the current use of cash
   Depreciation                                  8,584         8,716
   Amortization of bond premium and discount     1,156          (486)
   Gain on sale of assets                       (8,256)           -
 Changes in items affecting operations
   Investment in trading securities            128,075       143,742
   Accounts receivable                          10,453       (16,752)
   Inventories                                  18,737         5,566
   Prepaid expenses                             (1,035)        5,906
   Prepaid income taxes                          3,689        (1,519)
   Accounts payable and accrued expenses       (83,194)      (44,228)
   Customer deposits                           (16,634)       (4,607)
   Income taxes payable                            500        (4,933)
        Net cash provided by operating
          activities                            50,336       138,756

Cash flows from investing activities
 Proceeds from sale of assets                   12,500            -
 Payments for purchase of equipment            (41,996)      (32,198)
        Net cash used by investing activities  (29,496)      (32,198)

Cash flows from financing activities
 Acquisition of common stock for treasury      (24,598)           -
        Net cash used by financing activities  (24,598)           -

        Net increase (decrease) in cash
          and cash equivalents                  (3,758)      106,558

Cash and cash equivalents - beginning          389,846       349,568

Cash and cash equivalents - end             $  386,088    $  456,126


Supplemental Cash Flow Information

    Cash payments (refunds) for income taxes$   (2,009)   $   13,228

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 28, 1999

(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of February 28, 1999, and results of operations and cash flows for the quarters ended February 28, 1999 and 1998. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:

                                         Gross unrealized     Estimated
   Description               Cost        Gains     Losses     Fair Value

Held-to-Maturity
U.S. Government
  securities - maturing
  October 31, 1999     $   79,192   $       -   $      81    $   79,111

U.S. Government
  securities - maturing
  January 2000            468,977           -       2,248       466,729

                       $  548,169   $       -   $   2,329    $  545,840

    Included in available-for-sale securities are the following:
                                                              Carrying
   Description                           Cost    Fair value    Amount

Charter Pacific Bank Warrants       $       -    $   18,000 $   18,000

    Included in trading securities are the following:

                                                  Estimated   Carrying
   Description                           Cost    Fair value    Amount

Equity securities                   $   53,991   $   50,926 $   50,926

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 FEBRUARY 28, 1999



(NOTE C)  -  An analysis of inventories is as follows:

                                            February 28,  November 30,
                                                1999          1998

        Raw materials                       $   20,185    $   27,345
        Work-in-process                          2,687        10,484
        Finished goods                          22,791        26,571

                                            $   45,663    $   64,400


(NOTE D) - The provision for income taxes consists solely of state and local taxes.

WALKER INTERNATIONAL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) decreased by $64,421 to $528,211 at February 28, 1999, as compared to $592,632 at
November 30, 1998. Cash provided by operating activities amounted to $50,336. This resulted primarily from a decrease in investment in trading securities of $128,075 and a reduction in inventories of $18,737, offset primarily by a decrease in accounts payable and accrued expenses of $83,194 and a decrease in customer deposits of $16,634. The Company purchased equipment in the amount of $41,996 and stock for its treasury in the amount of $24,598.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Net sales for the period ended February 28, 1999 ("Fiscal 1999") were $225,998 representing a decrease of $326,408 from sales in the comparable period in 1998 ("Fiscal 1998"). This decrease resulted primarily from Macy's decision in June, 1998, to discontinue using the Company's services as provided by the Department Store Photography division (the "Department Stores"). There was also a slight sales volume increase in Kelly Color sales in Fiscal 1999 as compared to Fiscal 1998.

In Fiscal 1999, cost of sales as a percentage of sales ("COS") was 67.3%, as compared to COS of 36.5% in Fiscal 1998, primarily due to the Department Stores. Since Kelly Color is primarily a manufacturing company, its COS as a percentage of sales is considerably higher than Department Store's, which is primarily a retail company. In Fiscal 1999, selling, general and administrative expenses were 48.1% as a percentage of sales as compared to 60.5% in Fiscal 1998, due primarily to the Department Stores. The Company earned investment income of $25,385 in Fiscal 1999 as compared to $37,218 in Fiscal 1998.


In Fiscal 1999, the Company had a loss before provision for income taxes of $(9,559) as compared to income before provision for income taxes of $54,127 in Fiscal 1998, due primarily to the Department Stores and reduced investment income, offset slightly by increased profitability at Kelly Color. Provision for income taxes in Fiscal 1999 and Fiscal 1998 consists solely of state and local taxes. In Fiscal 1999, net loss per share was $(.05) compared to earnings per share of $.17 in Fiscal 1998.

Year 2000 Issues

The Company believes that its products are not date-dependent or "date-aware", meaning they do not rely upon calendar dates for internal operations or overall product functionality. Furthermore, the Company's products do not pass dates onto other computers, as dates are only used for display purposes. The Company defines Year 2000 compliance as the ability to function properly without interruption before, during, and after January 1, 2000. The Company believes that all its products, including its propriety software, meet this definition of Year 2000 compliance. The Company's internal accounting and manufacturing software was upgraded in 1998 to a version that the vendor has represented to be Year 2000 compliant. The Company intends to test that software during 1999. The Company is currently working with its vendors to determine whether they are Year 2000 compliant. The Company may be required to change vendors that are determined not to be in compliance. Those customers and future customers that do not elect to upgrade their systems may be unable to generate certain required files and thus use or purchase our products.
This could have the potential to reduce future revenue, although the Company believes that the overall impact on revenue will not be material. The cost to the Company to determine its Year 2000 compliance has not been material and has been included in its operating results. The Company does not believe that future costs associated with this issue will be material to its financial condition or its results of operations.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 1999

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