Form 10QSB
period 1999-05-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 1999-07-14
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of July 13, 1999 was 251,043.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               May 31,    November 30,
                                                1999          1998
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  471,077    $  389,846
 Trading securities - at market                  6,469       179,001
 Accounts receivable - less allowance for
   doubtful accounts of $1,000                  18,756        23,030
 Inventories                                    49,761        64,400
 Prepaid expenses                               25,612        17,478
 Prepaid income taxes                            3,912         7,349
 U.S. Government securities                     79,120        79,264
        Total current assets                   654,707       760,368

Property, plant and equipment - at cost        987,340       978,825
 Less accumulated depreciation                 811,390       823,908
                                               175,950       154,917

Other assets
 U.S. Government securities                    467,892       470,061
 Available-for-sale securities                  18,000        18,000
 Security deposit                                1,700         1,700
        Total other assets                     487,592       489,761

        Total                               $1,318,249    $1,405,046

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $   95,365    $  145,364
 Customer deposits                               4,606        22,366
 Income taxes payable                               -              6
        Total current liabilities               99,971       167,736

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares      47,781        47,781
 Additional paid-in capital                  1,082,843     1,082,843
 Retained earnings                             680,933       675,367
 Unrealized gain on marketable equity
   securities                                   18,000        18,000
                                             1,829,557     1,823,991
 Less treasury stock - at cost - 226,767 and
   218,701 shares, respectively                611,279       586,681
        Total stockholders' equity           1,218,278     1,237,310

        Total                               $1,318,249    $1,405,046

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    (Unaudited)

                               Three months ended     Six months ended
                                    May 31,                May 31,
                             1999        1998       1999        1998
Net sales                $  293,054  $  269,874  $  519,052 $  822,280

Cost and expenses
 Cost of sales              169,915     175,424     322,063    376,806
 Selling, general and
   administrative           114,376     116,358     223,170    450,473
 Recovery of bad debts       (1,472)     (1,222)     (1,472)    (1,222)
                            282,819     290,560     543,761    826,057

     Operating income (loss) 10,235     (20,686)    (24,709)    (3,777)

Other income
 Investment income           10,150      49,056      27,279     86,274
 Gain on sale of assets          -           -        8,256         -
                             10,150      49,056      35,535     86,274

     Income before provision
       for income Taxes      20,385      28,370      10,826     82,497

Provision for income taxes    3,080         377       5,260      7,153

     Net income              17,305      27,993       5,566     75,344

Other comprehensive income, net
 of income tax on unrealized
 holding gains                   -      (22,500)         -     (22,500)

     Comprehensive income$   17,305  $    5,493  $    5,566 $   52,844

Earnings per common share     $ .07       $ .11       $ .02      $ .28

Weighted average number of
 common shares outstanding  251,043     271,029     252,726    272,553

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six months ended
                                                       May 31,
                                                1999          1998
Cash flows from operating activities
 Net income                                 $    5,566    $   75,344
 Items not requiring the current use of cash
   Depreciation                                 17,191        17,459
   Amortization of bond premium and discount     2,313          (974)
   Gain on sale of available-for-sale securities    -        (32,620)
   Recovery of bad debts                        (1,472)       (1,222)
   Gain on sale of assets                       (8,256)           -
 Changes in items affecting operations
   Investment in trading securities            174,004       147,964
   Accounts receivable                           4,274       (12,450)
   Inventories                                  14,639        12,802
   Prepaid expenses                             (8,134)        4,267
   Prepaid income taxes                          3,437        (2,077)
   Accounts payable and accrued expenses       (49,999)      (51,551)
   Customer deposits                           (17,760)       (1,316)
   Income taxes payable                             (6)       (7,998)
        Net cash provided by operating
          activities                           135,797       147,628

Cash flows from investing activities
 Proceeds from sale of assets                   12,500            -
 Purchase of U.S. Government securities             -        (79,407)
 Proceeds from sale of available-for-sale
   securities                                       -        131,620
 Payments for purchase of equipment            (42,468)      (32,742)
        Net cash provided (used) by investing
          activities                           (29,968)       19,471

Cash flows from financing activities
 Acquisition of common stock for treasury      (24,598)      (10,675)
        Net cash used by financing activities  (24,598)      (10,675)

        Net increase in cash and
          cash equivalents                      81,231       156,424

Cash and cash equivalents - beginning          389,846       349,568

Cash and cash equivalents - end             $  471,077    $  505,992


Supplemental Cash Flows Information

    Cash payments (refunds) for income taxes$   (1,829)   $   17,228

Supplemental Schedule of Noncash Operating Activity

    During 1999 and 1998, the Company received, in lieu of cash, investment securities with a value of $1,472 and $1,222, respectively, to satisfy a previously written off accounts receivable.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1999


(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of May 31, 1999, and results of operations and cash flows for the quarters ended May 31, 1999 and 1998. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:

                                             Gross unrealized     Estimated
   Description                   Cost        Gains     Losses     Fair Value

Held-to-Maturity
U.S. Government securities -
  maturing October 31, 1999 $   79,120  $       78 $       -     $   79,198

U.S. Government securities -
  maturing January 2000        467,892          -       1,163       466,729

                            $  547,012  $       78 $    1,163    $  545,927

    Included in available-for-sale securities are the following:
                                                              Carrying
   Description                           Cost    Fair value    Amount

Charter Pacific Bank Warrants        $       -   $   18,000 $   18,000

    Included in trading securities are the following:

                                                  Estimated   Carrying
   Description                           Cost    Fair value    Amount

Equity securities                    $    4,012  $    6,469 $    6,469

    The change in net unrealized holding gain (loss) on trading securities that has been included in earnings during the period amount to $1,159 (1999) and $(4,485) (1998).

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1999




(NOTE C)  -  An analysis of inventories is as follows:

                                                   May 31,  November 30,
                                                    1999        1998
                                                 (Unaudited)  (Audited)


        Raw materials                            $   25,275 $   27,345
        Work-in-process                               2,159     10,484
        Finished goods                               22,327     26,571

                                                 $   49,761 $   64,400


(NOTE D) - The provision for income taxes consists solely of state and local taxes. The provision for income taxes has been reduced by approximately $835 during the six months ended May 31, 1999, and $14,000 during the six months ended May 31, 1998, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided.

WALKER INTERNATIONAL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

     The Company's liquidity (current assets minus current liabilities) decreased by $37,896 to $554,736 at May 31, 1999, as compared to $592,632 at November 30, 1998. Net cash provided by operating activities amounted to $135,797. This resulted primarily from a decrease in investment in trading securities of $174,004, depreciation (a non-cash item) of $17,191, and a reduction in inventories of $14,639, offset in part by a decrease in accounts payable and accrued expenses of $49,999 and a decrease in customer deposits of $17,760. The Company purchased equipment in the amount of $42,468 and common stock for its treasury in the amount of $24,598.

     The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

     Total sales for the six months ended May 31, 1999 (the "Current Period") decreased to $519,052 as compared to sales of $822,280 in the six months ended May 31, 1998 (the "1998 Period"). This decrease resulted primarily from the discontinuance of operations by the Department Store Photography division (the Department Stores ). This decrease was offset somewhat by a sales volume increase at Kelly Color. Sales for the three months ended May 31, 1999 (the "Current Quarter") increased to $293,054 as compared to $269,874 in the quarter ended May 31, 1998 (the "1998 Quarter"), due to an increase in Kelly Color sales volume.

     In the Current Period, cost of sales as a percentage of sales ("COS") were 62.0%, as compared to COS of 45.8% in the 1998 Period, primarily due to the curtailed operations of the Department Stores. Since Kelly Color is primarily a manufacturing company, its COS as a percentage of sales is considerably higher than those of Department Store, which is primarily a retail company. In the Current Quarter, COS was 58.0% as compared to 65.0% in the 1998 Quarter. This decrease was primarily due to improved efficiencies in labor and increased absorption of labor costs resulting from increased sales. Cost percentages were higher in the 1998 Quarter as compared to the 1998 Period due to the absence of more profitable seasonal sales in the Department Store subsidiary that occurred only in the fiscal quarter ended February 28th.
     In the Current Period, selling, general and administrative expenses net of recovery of bad debts were 42.7% as a percentage of sales as compared to 54.6% in the 1998 Period, due primarily to the curtailed operations of the Department Stores. In the Current Quarter, selling, general and administrative expenses net of recovery of bad debts were 38.5% as a percentage of sales as compared to 42.7% in the 1998 Quarter, due primarily to increased cost absorption at Kelly Color resulting from higher sales. The Company earned investment income of $27,279 in the Current Period and $10,150 in the Current Quarter, as compared to $86,274 and $49,056 in the 1998 Period and 1998 Quarter, respectively. Included in investment income during the 1998 Period and Quarter was a gain of $32,620 realized on the sale of a security previously classified as available-for-sale.
     In the Current Period, the Company had net income before provision for income taxes of $10,826 as compared to $82,497 in the 1998 Period, primarily due to the Department Stores and a decrease in investment income, offset somewhat by improved Kelly Color profits. In the Current Quarter, the Company had net income before provision for income taxes of $20,385 as compared to $28,370 in the 1998 Quarter. This decrease was due primarily to a reduction in investment income, offset in part by increased Kelly Color profits. Provision for income taxes in the Current Period consists of state and local taxes on subsidiary earnings. The provision for income taxes has been reduced by approximately $835 in the Current Period and $14,000 in the 1998 Period which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In the Current Period, earnings per share were $.02 as compared to $.28 in the 1998 Period. In the Current Quarter, there were earnings per share of $.07 as compared to $.11 in the 1998 Quarter.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 13, 1999

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