Form 10QSB
period 1999-08-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 1999-10-13
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of October 13, 1999 was 251,043.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             August 31,   November 30,
                                                1999          1998
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  454,811    $  389,846
 Trading securities - at market                 10,742       179,001
 Accounts receivable - less allowance for
   doubtful accounts of $1,000                  12,127        23,030
 Inventories                                    58,568        64,400
 Prepaid expenses                               28,539        17,478
 Prepaid income taxes                            6,149         7,349
 U.S. Government securities                    545,856        79,264
        Total current assets                 1,116,792       760,368

Property, plant and equipment - at cost        999,245       978,825
 Less accumulated depreciation                 820,878       823,908
                                               178,367       154,917

Other assets
 U.S. Government securities                         -        470,061
 Available-for-sale securities                  18,000        18,000
 Security deposit                                1,700         1,700
        Total other assets                      19,700       489,761

        Total                               $1,314,859    $1,405,046

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $  106,743    $  145,364
 Customer deposits                               5,071        22,366
 Income taxes payable                               -              6
        Total current liabilities              111,814       167,736

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares      47,781        47,781
 Additional paid-in capital                  1,082,843     1,082,843
 Retained earnings                             665,700       675,367
 Unrealized gain on marketable equity
   securities                                   18,000        18,000
                                             1,814,324     1,823,991
 Less treasury stock - at cost - 226,767 shares
   and 218,701 shares, respectively            611,279       586,681
        Total stockholders' equity           1,203,045     1,237,310

        Total                               $1,314,859    $1,405,046

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                               Three months ended     Nine months ended
                                   August 31,             August 31,
                             1999        1998       1999        1998
Net sales                $  277,569  $  277,200  $  796,621 $1,099,480

Costs and expenses
 Cost of sales              186,785     156,330     508,848    533,136
 Selling, general and
   administrative           115,898     124,349     339,068    574,822
 Recovery of bad debts           -           -       (1,472)    (1,222)
                            302,683     280,679     846,444  1,106,736

        Operating loss      (25,114)     (3,479)    (49,823)    (7,256)

Other income
 Investment income           10,244       6,540      37,523     92,814
 Gain on sale of assets          -           -        8,256         -
                             10,244       6,540      45,779     92,814

        Income (loss) before
          provision for
          income taxes      (14,870)      3,061      (4,044)    85,558

Provision for income taxes      363       2,318       5,623      9,471


        Net income (loss)$  (15,233) $      743 $    (9,667)$   76,087

Earnings per common share    $ (.06)     $  .00      $ (.04)    $  .28

Weighted average number of common
 shares outstanding         251,043     263,495     252,161    269,512

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine months ended
                                                       August 31,
                                                1999          1998
Cash flows from operating activities
 Net income (loss)                          $   (9,667)   $   76,087
 Items not requiring the current use of cash
   Depreciation                                 26,679        26,463
   Amortization of bond premium and discount     3,469        (1,389)
   Gain on sale of available-for-sale securities    -        (32,620 )
   Recovery of bad debts                        (1,472)       (1,222)
   Gain on sale of assets                       (8,256)           -
 Changes in items affecting operations
   Investment in trading securities            169,731       147,964
   Accounts receivable                          10,903         7,533
   Inventories                                   5,832          (590)
   Prepaid expenses                            (11,061)         (623)
   Prepaid income taxes                          1,200        (3,310)
   Accounts payable and accrued expenses       (38,621)      (55,643)
   Customer deposits                           (17,295)       (8,715)
   Income taxes payable                             (6)       (8,213)
        Net cash provided by operating
          activities                           131,436       145,722

Cash flows from investing activities
 Proceeds from sale of assets                   12,500            -
 Purchase of U.S. Government securities             -        (79,407)
 Proceeds from sale of available-for-sale
   securities                                       -        131,620
 Payments for purchase of equipment            (54,373)      (36,406)
        Net cash provided (used) by investing
          activities                           (41,873)       15,807

Cash flows from financing activities
 Acquisition of common stock for treasury      (24,598)      (47,869)
        Net cash used by financing activities  (24,598)      (47,869)

        Net increase in cash and cash
          equivalents                           64,965       113,660

Cash and cash equivalents - beginning          389,846       349,568

Cash and cash equivalents - end             $  454,811    $  463,228


Supplemental Cash Flows Information

    Cash payments for income taxes          $    4,429    $   19,962

Supplemental Schedule of Noncash Operating Activity

    During 1999 and 1998, the Company received, in lieu of cash, investment securities with a value of $1,472 and $1,222, respectively, to satisfy a previously written off accounts receivable.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1999



(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of August 31, 1999, and results of operations and cash flows for the periods ended August 31, 1999 and 1998. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:

                                           Gross unrealized   Estimated
   Description                 Cost        Gains     Losses   Fair Value

U.S. Government securities-
  maturing October 31,
  1999                    $   79,048  $       35 $       -   $   79,013

U.S. Government securities-
  maturing January 2000      466,808          -       1,415     465,393

                          $  545,856  $       35 $    1,415  $  544,406

    Included in available-for-sale securities are the following:
                                                              Carrying
   Description                           Cost    Fair value    Amount

Charter Pacific Bank Warrants        $       -   $   18,000 $   18,000

    Included in trading securities are the following:

                                                  Estimated   Carrying
   Description                           Cost    Fair value    Amount

Equity securities                    $   12,162  $   10,742 $   10,742

    The change in net unrealized holding loss on trading securities that has been included in earnings during the period amount to $(2,716) (1999) and $(4,485) (1998).

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1999




(NOTE C)  -  An analysis of inventories is as follows:

                                             August 31,   November 30,
                                                1999          1998
                                             (Unaudited)    (Audited)

    Raw materials                           $   32,505    $   27,345
    Work-in-process                              2,377        10,484
    Finished goods                              23,686        26,571

                                            $   58,568    $   64,400


(NOTE D) - The provision for income taxes consists solely of state and local taxes. The provision for income taxes has been reduced by approximately $17,500 during the nine months ended August 31, 1998, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) increased by $412,346 to $1,004,978 at August 31, 1999, as compared to $592,632 at
November 30, 1998. This increase is primarily the result of the inclusion in Current Assets of U.S. Government Securities with a carrying value of $466,808 maturing during the ensuing fiscal year which were previously reflected in long-term assets. Net cash provided by operating activities amounted to $131,436. This resulted primarily from a decrease in investment in trading securities of $169,731, depreciation (a non-cash item) of $26,679, and a reduction in accounts receivable of $10,903, offset in part by a decrease in accounts payable and accrued expenses of $38,621, a decrease in customer deposits of $17,295, an increase in prepaid expenses of $11,061, and a net loss of $9,667. The Company purchased equipment in the amount of $54,373 and common stock for its treasury in the amount of $24,598.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Total sales for the nine months ended August 31, 1999 (the "Current Period") decreased to $796,621 as compared to sales of $1,099,480 in the nine months ended August 31, 1998 (the "1998 Period"). This decrease resulted primarily from the discontinuance of operations by the Department Store Photography division (the "Department Stores"), which was offset somewhat by a sales volume increase at Kelly Color. Sales for the three months ended August 31, 1999 (the "Current Quarter") increased slightly to $277,569 as compared to $277,200 in the quarter ended August 31, 1998 (the "1998 Quarter").

In the Current Period, cost of sales as a percentage of sales ("COS") were 63.9%, as compared to COS of 48.5% in the 1998 Period, primarily due to the curtailed operations of the Department Stores. Since Kelly Color is primarily a manufacturing company, its COS as a percentage of sales is considerably higher than those of the Department Stores, primarily a retail company. In the Current Quarter, COS was 67.3% as compared to 56.4% in the 1998 Quarter. This increase was primarily due to increased labor costs, inflationary factors, and reduced absorption of rising costs resulting from virtually unchanged sales at Kelly Color.

In the Current Period, selling, general and administrative expenses net of recovery of bad debts were 42.4% as a percentage of sales as compared to 52.2% in the 1998 Period, due primarily to the curtailed operations of the Department Stores. In the Current Quarter, selling, general and administrative expenses net of recovery of bad debts were 41.8% as a percentage of sales as compared to 44.9% in the 1998 Quarter, due primarily to cost-control measures instituted by the Company at the beginning of 1999 that included voluntary reductions in officers' salaries.

The Company earned investment income of $37,523 in the Current Period and $10,244 in the Current Quarter, as compared to $92,814 and $6,540 in the 1998 Period and 1998 Quarter, respectively. Included in investment income during the 1998 Period was a gain of $32,620 realized on the sale of a security previously classified as available-for-sale.

In the Current Period, the Company had net losses before provision for income taxes of $4,044 as compared to net income of $85,558 in the 1998 Period, primarily due to the curtailed operations of the Department Stores and a decrease in investment income. In the Current Quarter, the Company had net losses before provision for income taxes of $14,870 as compared to net income of $3,061 in the 1998 Quarter. This decrease was due primarily to cost increases at Kelly Color as previously described. Provision for income taxes in the Current Period consists of state and local taxes on subsidiary earnings. The provision for income taxes has been reduced by approximately $17,500 in the 1998 Period which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In the Current Period, loss per share was $(.04) as compared to earnings of $.28 in the 1998 Period. In the Current Quarter, loss per share was $(.06) as compared to earnings of $.00 in the 1998 Quarter.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 13, 1999

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