Form 10KSB
period 1999-11-30
WALKER INTERNATIONAL INDUSTRIES INC
filed 2000-02-25
CIK 104224

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-KSB

          Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the Fiscal Year ended
                           November 30, 1999.

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

               X    Yes                      No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the fiscal year ended November 30, 1999 were $1,117,305.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of February 18, 2000 was approximately $363,628. On such date, the average of the closing bid and asked prices of the Common Stock, as quoted by the National Association of Securities Dealers, Inc. on its OTC Electronic Bulletin Board was $3.125.

The Registrant had 243,771 shares of Common Stock outstanding as of February 18, 2000.

Transitional Small Business Disclosure Format (check one):
Yes_____ No  X

Item 1.   Description of Business

     General

     Walker International Industries, Inc. (the "Registrant" or the "Company") was organized under the laws of the State of Delaware under the name Walker Color, Inc. on September 29, 1967.

     During the fiscal year ended November 30, 1999, the Company engaged in film processing through its subsidiary Kelly Color Laboratories, Inc. based in North Carolina. The Kelly Color division processes photographs, generally for professional photographers, principally through mail orders.

     The Company has historically had a license with Macy's department store, in New York City, to take portraits of children with Santa Claus during the Christmas season. On June 9, 1998, the Company was advised by Macy's Department Store that it would not continue to utilize the services of the Company's Department
Store division (the "Division"). Since the Macy's license constituted substantially all of the business of the Division, the Division did not operate in fiscal 1999.

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

     Macy's License

     On June 9, 1998, the Company was advised by Macy s Department Store that it would not continue to utilize the services of the Company s Department Store Photography division. This activity constituted substantially all of the Division s business. Based on Fiscal 1998 results, the Company estimates its net profit was adversely affected by approximately $60,000 in 1999.

     Customers

     For the fiscal year ended November 30, 1999, there was no one customer of the Company which accounted for more than 10% of the Company's total photography business or upon whom the Company is dependent for material portions of its sales, revenues or earnings.

     Competitive Conditions

     The Company's photography business is highly competitive.
There are a large number of professional photographic laboratories offering services similar to those offered by the Company in the areas where the Company carries on its photography business.

     Employees

     As of February 18, 1999, the Company employed approximately
20 persons.

     Inactive Subsidiary

     During 1997, the Company organized a subsidiary in Delaware named Walker Capital Management Corporation with the expectation that the subsidiary would organize a private fund and render investment advisory services to the fund. In that regard, the subsidiary engaged the services of an individual and agreed to issue options to purchase 50,000 shares of the Company's common stock to such person at the then current market for such stock. The Company decided not to proceed with the foregoing venture and did not issue the options described above. The Company dissolved Walker Capital Management Corporation in February, 1999.

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

     None.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters

     (a) The Company's Common Stock is traded in the over-the-counter market and is quoted through the OTC Electronic
Bulletin Board, maintained by the National Association of Securities Dealers, Inc., under the symbol WINT. The following table sets forth the high and low bid quotations for the Company's Common Stock for each fiscal quarter during the last two years:


      1999               High Bid                Low Bid
1st Fiscal Quarter       $3.25                   $3.00
2nd Fiscal Quarter       $3.25                   $3.00
3rd Fiscal Quarter       $3.00                   $2.50
4th Fiscal Quarter       $2.75                   $2.50

      1998               High Bid                Low Bid
1st Fiscal Quarter       $3.00                   $2.75
2nd Fiscal Quarter       $3.00                   $2.75
3rd Fiscal Quarter       $3.00                   $2.875
4th Fiscal Quarter       $3.00                   $3.00

      The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

      (b) As of February 18, 2000, there were 219 record holders of the Company's Common Stock.

      (c) During the two fiscal years ended November 30, 1999 and November 30, 1998, the Company did not declare or pay any cash dividends to its shareholders. The Company is not a party to any loan agreement or other document which places restrictions on the payment of cash dividends by the Company. Unless corporate earnings are sufficient to justify the payment of cash dividends, the Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Financial Condition and Liquidity

     The Company's liquidity (current assets minus current liabilities) increased by $437,803 to $1,030,435 at November 30, 1999, as compared to $592,632 at November 30, 1998. This increase is primarily the result of the inclusion in Current Assets of U.S. Government Securities with a carrying value of $464,965 maturing during the ensuing fiscal year which were previously reflected in long-term assets.
     Cash provided by operating activities amounted to $179,644. This resulted primarily from a decrease in investment in trading securities of $179,322, depreciation (a non-cash item) of $36,783, and net income of $17,780, offset in part by a decrease in accounts payable and accrued expenses of $32,315, and an increase in inventories of 12,594. The Company purchased equipment in the amount of $66,467 and common stock for its treasury in the amount of $24,598.
     The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

     Net sales for the year ended November 30, 1999 ("Fiscal 1999") were $1,117,305 representing a decrease of $292,446 from sales in the comparable period in 1998 ("Fiscal 1998"). This decrease resulted primarily from the discontinuance of operations by the Department Store Photography division (the "Department Stores"), which was offset somewhat by a sales volume increase at Kelly Color.
     In Fiscal 1999, cost of sales as a percentage of sales ("COS") were 63.4%, as compared to COS of 50.7% in Fiscal 1998, primarily due to the curtailed operations of the Department Stores. Since Kelly Color is primarily a manufacturing company, its COS as a percentage of sales is considerably higher than those of the Department Stores, primarily a retail company.
In Fiscal 1999, selling, general and administrative expenses net of recovery of bad debts were 41.6% as a percentage of sales as compared to 51.0% in Fiscal 1998, due primarily to the curtailed operations of the Department Stores.
     The Company earned investment income of $74,699 in Fiscal 1999 as compared to $109,397 in Fiscal 1998. Included in investment income during Fiscal 1998 was a gain of $32,620 realized on the sale of a security previously classified as available-for-sale.
     In Fiscal 1999, the Company had income before provision for income taxes of $26,518 as compared to $84,764 in Fiscal 1998, primarily due to the curtailed operations of the Department Stores and a decrease in investment income. Provision for income taxes in Fiscal 1999 and Fiscal 1998 consists of state and local taxes on subsidiary earnings. The provision for income taxes has been reduced by $8,383 in Fiscal 1999 and $27,841 in Fiscal 1998, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided. In Fiscal 1999, net income per share was $.07 compared to $.28 in Fiscal 1998.

Item 7.   Financial Statements

      The financial information required by this Item 7 begins on page F-1 of this Report, following Part III hereof.

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

      The Company has not changed its accountants within the twenty-four month period prior to November 30, 1999.


                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

The Directors and executive officers of the Company are as
follows:
                      Positions and          Has served as
                      Offices                Director
Name            Age   with Registrant        Continuously Since

Peter Walker    53    President, CEO                 1973
                      and Chairman

Richard Norris  53    Vice-President,                1981
                      Secretary, Treasurer
                      and a Director

Charles Snow    67    Director                       1976

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from December 1, 1998 through November 30, 1999, all filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

Item 10. Executive Compensation


      Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company, a small business issuer, during the fiscal years ended November 30, 1999, 1998 and 1997, by the Company's Chief Executive Officer, who was the Company's only executive officer whose total compensation exceeded $100,000 in those years.


                                Annual Compensation


Name and
Principal Position      Year     Salary($)     Bonus($)


Peter Walker, Chief     1999     $100,000     $10,000
Executive Officer and   1998      110,000      10,000
Director                1997      110,000      10,000

      The Company did not grant any stock options, nor were any options exercised, during the fiscal year ended November 30, 1999. The Company has no long-term incentive plan awards.

      Directors Fees

      Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

      The following table sets forth, as of February 18, 2000, certain information concerning those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, the number of shares of Common Stock of the Company owned by all Directors of the Company, individually, and by all Directors and executive officers of the Company as a group:

Name and Address         Amount and Nature of         Percent of
Beneficial Owners        Beneficial Ownership(1)      Class(2)

Peter Walker(3)               121,939(4)              50.0%

Richard Norris(3)               3,320                  1.4%

Charles Snow                    2,151                   .9%
605 Third Avenue
New York, NY 10158

Peter Walker as Trustee of     72,562(5)              29.8%
The Robert Walker Life
Insurance Trust(3)

All Officers and Directors
as a Group (Three Persons)    127,410(4)              52.3%
_________________________________

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2)  Based on 243,771 shares outstanding as of February 18, 2000.

(3)  The address of this person is c/o the Company, 4 Ken-Anthony
Plaza, South Lake Boulevard, Mahopac, New York 10541.

(4) Includes the following Shares as to which Peter Walker disclaims beneficial ownership to the extent such shares are held for the benefit of Richard Walker: (a) 72,562 Shares held in trust for the benefit of Peter Walker and Richard Walker, equally under the Robert Walker Life Insurance Trust, as to which Peter
Walker serves as trustee; and (b) 16,500 Shares held in trust for the benefit of Peter Walker, as to which Peter Walker serves as trustee.

(5) The beneficiaries of the Robert Walker Life Insurance Trust are Peter Walker (45,000 shares) and Richard Walker (27,562 shares).
Peter Walker, as Trustee, has voting power over said Shares held in trust.

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

      None.

      Walker International Industries, Inc.
      Index to Consolidated Financial Statements

                                                    Page

      Report of Independent Certified Public
      Accountants                                   F-1

      Consolidated Balance Sheet as of
      November 30, 1999                             F-2

      Consolidated Statements of Income and
      Comprehensive Income for each of the two
      years in the period ended November 30, 1999   F-3

      Consolidated Statements of Stockholders'
      Equity for each of the two years in
      the period ended November 30, 1999            F-4

      Consolidated Statements of Cash Flows
      for each of the two years in the
      period ended November 30, 1999                F-5

      Notes to Consolidated Financial Statements    F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Shareholders and Board of Directors
Walker International Industries, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Walker International Industries, Inc. and Subsidiaries as of November 30, 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended November 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walker International Industries, Inc. and Subsidiaries as of November 30, 1999, and the consolidated results of its operations and its cash flows for the years ended November 30, 1999 and 1998, in conformity with generally accepted accounting principles.


                                   Kofler, Levenstein, Romanotto & Co., P.C.
                                   Certified Public Accountants


  Rockville Centre, New York
  January 5, 2000

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               NOVEMBER 30, 1999

                                     ASSETS

Current assets
 Cash and cash equivalents                                $  512,490
 Trading securities                                            1,151
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                                         29,670
 Inventories                                                  76,994
 Prepaid expenses                                             21,698
 Prepaid income taxes                                          5,348
 U.S. Government securities                                  523,158
        Total current assets                               1,170,509

Property, plant and equipment - at cost                    1,011,338
 Less accumulated depreciation                               830,981
                                                             180,357

Other assets
 Available-for-sale securities                                 9,000
 Security deposit                                              1,700
        Total other assets                                    10,700

        Total                                             $1,361,566

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                    $  113,049
  Customer deposits                                           26,657
 Income taxes payable                                            368
        Total current liabilities                            140,074


Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares                    47,781
 Additional paid-in capital                                1,082,843
 Retained earnings                                           693,147
 Accumulated other comprehensive income                        9,000
                                                           1,832,771
 Less treasury stock - at cost - 226,767 shares              611,279
        Total stockholders' equity                         1,221,492

        Total                                             $1,361,566

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                             Years ended November 30,
                                                1999          1998

Net sales                                   $1,117,305    $1,409,751

Costs and expenses
 Cost of sales                                 708,442       714,903

 Selling, general and administrative           466,772       720,703
 Recovery of bad debts                          (1,472)       (1,222)
                                             1,173,742     1,434,384

      Operating loss                           (56,437)      (24,633)

Other income
 Gain on sale of equipment                       8,256            -
 Investment income                              74,699       109,397
                                                82,955       109,397

      Income before provision for income taxes  26,518        84,764

Provision for income taxes                       8,738        10,981

      Net income                                17,780        73,783

Other comprehensive income, net of $0 income tax
 Unrealized loss on available-for-sale
   securities                                    9,000         4,500

        Total comprehensive income          $    8,780    $   69,283

Earnings per common share                         $.07          $.28

Weighted average number of common shares
 outstanding                                   251,884       266,918

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         TWO YEARS ENDED NOVEMBER 30, 1999

                Common
                 Stock                            Accumulated
                 $.10     Capital in                 Other                              Total
                  Par      Excess of    Retained Comprehensive    Treasury Stock     Stockholders'
                Value      Par Value    Earnings    Income      Shares      Cost        Equity
Balance -
  December 1,
  1997        $   48,931  $1,118,880 $  601,584    $   22,500   215,199 $(576,000)  $1,215,895

  Acquisition of
  common stock
  for treasury                                                   15,002   (47,868)     (47,868)

  Treasury stock
  retired         (1,150)    (36,037)                           (11,500)   37,187

  Comprehensive
  income
    Net income
     for year                            73,783                                         73,783

    Unrealized loss
     on available-
     for-sale
     securities                                        (4,500)                          (4,500)

Balance -
  November 30,
  1998            47,781   1,082,843    675,367        18,000   218,701  (586,681)   1,237,310

  Acquisition of
   common stock
   for treasury                                                   8,066   (24,598)     (24,598)

  Comprehensive
  income
    Net income
     for year                            17,780                                         17,780

    Unrealized loss
     on available-
     for-sale
     securities                                        (9,000)                          (9,000)

Balance -
  November 30,
  1999        $   47,781  $1,082,843 $  693,147    $    9,000   226,767$ (611,279)  $1,221,492


  The number of common shares issued was 477,810 as of November 30, 1999 and 1998.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                              Years ended November 30,
                                                1999          1998

Cash flows from operating activities
 Net income                                 $   17,780    $   73,783
 Items not requiring the current use of cash
   Depreciation                                 36,783        35,285
   Amortization of bond premium and discount     4,602        (1,945)
   Gain on sale of available-for-sale securities    -        (32,620)
   Recovery of bad debts                        (1,472)       (1,222)
   Gain on sale of equipment                    (8,256)            -

 Changes in items affecting operations
   Investment in trading securities            179,322       (31,037)
   Accounts receivable                          (6,640)       (5,933)
   Inventories                                 (12,594)       (2,480)
   Prepaid expenses                             (4,220)        4,383
   Prepaid income taxes                          2,001        (6,574)
   Accounts payable and accrued expenses       (32,315)      (10,321)
   Customer deposits                             4,291         9,615
   Income taxes payable                            362        (8,675)
        Net cash provided by operating
          activities                           179,644        22,259

Cash flows from investing activities
 Proceeds from sale of equipment                12,500            -
 Proceeds from sale of
   available-for-sale securities                    -        131,620
 Payments for purchase of equipment            (66,467)      (36,407)
 Purchase of held-to-maturity securities       (57,435)     (549,326)
 Maturity of held-to-maturity securities        79,000       520,000
        Net cash provided (used) by investing
          activities                           (32,402)       65,887

Cash flows from financing activities
 Acquisition of common stock for treasury      (24,598)      (47,868)
        Net cash used by financing activities  (24,598)      (47,868)

        Net increase in cash and
          cash equivalents                     122,644        40,278

Cash and cash equivalents - beginning          389,846       349,568

Cash and cash equivalents - end             $  512,490    $  389,846

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       TWO YEARS ENDED NOVEMBER 30, 1999


Supplemental Cash Flow Information

    Net cash provided by operating activities reflects cash payments for income taxes of approximately $8,900 in 1999 and $24,500 in 1998.


Supplemental Schedule of Non-Cash Operating Activity

    During 1999 and 1998, the Company received, in lieu of cash, investment securities with a value of $1,472 and $1,222, respectively, to satisfy a previously written off accounts receivable.

(NOTE A)  -  ACCOUNTING POLICIES

Organization - Walker International Industries, Inc. (the Company) is engaged in the business of film processing. Through December 1997, the Company maintained a portrait studio under a licensing agreement with a national retailer.

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

    Trading securities are valued at estimated fair value and include securities which the Company acquires and sells with the anticipation of generating short-term profits. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest income. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as other comprehensive income. Realized gains and losses on securities available-for-sale are included in other income and, when applicable, are reported as a reclassification adjustment, net on taxes, in other comprehensive income.

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

Comprehensive Income - The Company has adopted statement of Financial Accounting Standards No. 130, (FAS 130) "Reporting Comprehensive Income". Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. The Company has presented a statement of income that includes other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of stockholders' equity.

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

    Management does not believe significant credit risk exists at November 30, 1999.


(NOTE C)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:

                                                    Gross
                                                 Unrealized   Estimated
   Description                           Cost      Losses    Fair Value

U.S. Government securities -
  maturing October 31, 2000         $   57,435   $      319 $   57,116

U.S. Government securities -
  maturing January 2000                465,723          758    464,965

                                    $  523,158   $    1,077 $  522,081

    Included in available-for-sale securities are the following:

                                                  Estimated   Carrying
   Description                           Cost    Fair Value    Amount

Charter Pacific Bank Warrants       $       -    $    9,000 $    9,000

    Included in trading securities are the following:
                                                  Estimated   Carrying
   Description                           Cost    Fair Value    Amount

Equity securities                   $    1,472   $    1,151 $    1,151

(NOTE D)  -  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments at November 30, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


(NOTE E)  -  INVENTORIES

    Inventories are summarized as follows:

        Raw materials                       $   41,958
        Work-in-process                         12,495
        Finished goods                          22,541

                                            $   76,994


(NOTE F)  -  PROPERTY, PLANT AND EQUIPMENT

    The following tabulation sets forth the major classifications of property, plant and equipment:

        Land                                $   16,500
        Buildings and leasehold improvements   233,141
        Equipment                              610,780
        Office furniture and equipment         102,155
        Transportation equipment                48,762

                                            $1,011,338


(NOTE G)  -  INVESTMENT INCOME

    The analysis of investment income is as follows:

                                             Years ended November 30,
                                                1999          1998

        Interest and dividends              $   39,402    $   46,442
        Realized gain on sale of trading
          securities                            36,915        66,146
        Unrealized loss on trading securities   (1,618)       (3,191)

                                            $   74,699    $  109,397

(NOTE H)  -  INCOME TAXES

       The components of income tax expense are as follows:

                                             Years ended November 30,
                                                1999          1998

        Current
         State and local                    $    8,738    $   10,981

    The components of deferred tax asset are as follows:

                                                    November 30,
                                                1999          1998

        Net operating loss carryforward     $  550,085    $  542,580
        Other                                    7,869        22,468
                                               557,954       565,048
        Valuation allowance                   (557,954)     (565,048)

                                            $       -     $       -

    The Company has available a net operating loss carryforward of approximately $1,510,000 expiring from 2002 through 2009.

    The provision for income taxes for each of the two years in the period ended November 30, 1999, differs from the statutory federal income tax rate as follows:

                                              Years ended November 30,
                                                1999          1998

    Income tax at the statutory federal
      income tax rate                       $    9,016    $   28,820

     Increases (reductions) in taxes
       result from the following:
          State and local income taxes,
            net of federal tax benefit           5,767         7,247
          Benefit of operating loss
           carryforward                         (8,383)      (27,841)
          Other - net                            2,338         2,755

    Tax provision on financial statements   $    8,738    $   10,981

(NOTE I)  -  COMMITMENTS AND CONTINGENCIES

    The following schedule shows the composition of the total rent expense for all operating leases except those with terms of a month or less that were not renewed:

                                               Years ended November 30,
                                                  1999          1998

        Minimum rentals                     $   18,000    $   17,910
        Contingent rentals                          -         84,445

                                            $   18,000    $  102,355

    Contingent rentals relate to a license agreement entered into on an annual basis with a national retailer and are based on sales. This lease has been terminated.

    The Company leases office space under a lease expiring in May 2001. The lease provides for rent escalations based upon increases in real estate taxes and other operating expenses. The following table presents the future minimum payments required under agreements which have initial or remaining noncancelable terms in excess of one year:

        2000                                $   18,000
        2001                                     9,000

                                            $   27,000

            WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

              COMPUTATION OF AVERAGE NUMBER OF SHARES OUTSTANDING


                                               Years ended November 30,
                                                 1999          1998

Weighted average number of shares issued        477,810       484,632

Weighted average number of treasury shares      225,926       217,714

Weighted average number of shares outstanding   251,884       266,918

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2000

                            WALKER INTERNATIONAL INDUSTRIES, INC.


                                 By:/s/ Peter Walker
                                        Peter Walker, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name             Titles                         Date


/s/ Peter Walker President, Chief Executive     February 23, 2000
Peter Walker     Officer and Chairman
                 (Principal Executive Officer)


/s/ Richard
    Norris       Vice-President, Treasurer      February 23, 2000
Richard Norris   Secretary and Director
                 (Principal Financial
                 and Accounting Officer)


/s/ Charles Snow Director                       February 23, 2000
Charles Snow

                               EXHIBIT INDEX

Exhibit No.         Description

21.1               Subsidiaries of Registrant

27.1               Financial Data Schedule