Form 10QSB
period 2000-02-29
WALKER INTERNATIONAL INDUSTRIES INC
filed 2000-04-14
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

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

                 Yes      X               No

The number of shares of Common Stock outstanding, par value $.10 per share, as of April 14, 2000 was 241,071.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            February 29,  November 30,
                                                2000          1999
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  484,558    $  512,490
 Trading securities - at market                     -          1,151
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                           18,951        29,670
 Inventories                                    56,096        76,994
 Prepaid expenses                               25,522        21,698
 Prepaid income taxes                            6,080         5,348
 U.S. Government securities                     58,204       523,158
        Total current assets                   649,411     1,170,509

Property, plant and equipment - at cost      1,023,306     1,011,338
 Less accumulated depreciation                 840,506       830,981
                                               182,800       180,357

Other assets
 U.S. Government securities                    414,008            -
 Available-for-sale securities                   9,000         9,000
 Security deposit                                1,700         1,700
        Total other assets                     424,708        10,700

        Total                               $1,256,919    $1,361,566

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $   88,621    $  113,049
 Customer deposits                               3,390        26,657
 Income taxes payable                               -            368
        Total current liabilities               92,011       140,074

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares      47,781        47,781
 Additional paid-in capital                  1,082,843     1,082,843
 Retained earnings                             656,561       693,147
 Unrealized gain on marketable
    equity securities                            9,000         9,000
                                             1,796,185     1,832,771
 Less treasury stock - at cost - 234,039
   and 226,767 shares, respectively            631,277       611,279
        Total stockholders' equity           1,164,908     1,221,492

        Total                               $1,256,919    $1,361,566

           WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                Three months ended
                                                    February 29,
                                                2000          1999

Net sales                                   $  230,977    $  225,998

Costs and expenses
 Cost of sales                                 180,146       152,148
 Selling, general and administrative           110,724       108,794

                                               290,870       260,942

        Operating loss                         (59,893)      (34,944)

Investment income                               23,307        25,385

        Loss before provision for income taxes (36,586)       (9,559)

Provision for income taxes                          -          2,180

        Net loss                               (36,586)      (11,739)

Other comprehensive income, net of income
  tax on unrealized holding gains                   -             -

        Comprehensive loss                  $  (36,586)   $  (11,739)


Loss per common share                           $ (.14)       $ (.05)

Weighted average number of common shares
  outstanding                                  247,767       254,447

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three months ended
                                                   February 29,
                                                2000          1999
Cash flows from operating activities
 Net loss                                   $  (36,586)   $  (11,739)
 Items not requiring the current use of cash
   Depreciation                                  9,525         8,584
   Amortization of bond premium and discount       (90)        1,156
   Gain on sale of assets                           -         (8,256)
 Changes in items affecting operations
   Investment in trading securities              1,151       128,075
   Accounts receivable                          10,719        10,453
   Inventories                                  20,898        18,737
   Prepaid expenses                             (3,824)       (1,035)
   Prepaid income taxes                           (732)        3,689
   Accounts payable and accrued expenses       (24,428)      (83,194)
   Customer deposits                           (23,267)      (16,634)
   Income taxes payable                           (368)          500
        Net cash provided (used) by
           operating activities                (47,002)       50,336

Cash flows from investing activities
 Maturity of held to maturity securities       465,000            -
 Purchase of held to maturity securities      (413,964)           -
 Proceeds from sale of assets                       -         12,500
 Payments for purchase of equipment            (11,968)      (41,996)
        Net cash provided (used) by
           investing activities                 39,068       (29,496)

Cash flows from financing activities
 Acquisition of common stock for treasury      (19,998)      (24,598)
        Net cash used by financing activities  (19,998)      (24,598)

        Net decrease in cash and
           cash equivalents                    (27,932)       (3,758)

Cash and cash equivalents - beginning          512,490       389,846

Cash and cash equivalents - end             $  484,558    $  386,088


Supplemental Cash Flow Information

    Cash payments (refunds) for income taxes$    1,100    $   (2,009)

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of February 29, 2000, and results of operations and cash flows for the quarters ended February 29, 2000 and 1999. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:
                                                    Gross
                                                 Unrealized   Estimated
      Description                        Cost       Losses    Fair Value

Held-to-Maturity
U.S. Government securities -
  maturing January 31, 2002         $  414,008   $    1,407 $  412,601

U.S. Government securities -
  maturing October 12, 2000             58,204          431     57,773

                                    $  472,212   $    1,838 $  470,374

    Included in available-for-sale securities are the following:


                                                              Carrying
   Description                          Cost     Fair Value    Amount

Charter Pacific Bank Warrants       $       -    $    9,000 $    9,000


(NOTE C)  -  An analysis of inventories is as follows:

                                                February 29, November 30,
                                                    2000        1999

        Raw materials                            $   33,055 $   20,185
        Work-in-process                               1,589      2,687
        Finished goods                               21,452     22,791

                                                 $   56,096 $   45,663


(NOTE D) - The provision for income taxes consists solely of state and local taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) decreased by $473,035 to $557,400 at February 29, 2000, as compared to $1,030,435 at
November 30, 1999. This decrease is primarily the result of the purchase of U.S. Government securities with a maturation period of more than one year. These securities are reflected in Other Assets, whereas the securities they replaced, which matured in January, 2000, were reflected in Current Assets.

Net cash used by operating activities amounted to $47,002. This resulted primarily from a net loss of $36,586, a decrease in accounts payable and accrued expenses of $24,428, and a decrease in customer deposits of $23,267, offset primarily by a decrease in inventories of $20,898 and a decrease in accounts receivable of $10,719. The Company purchased stock for its treasury in the amount of $19,998 and equipment in the amount of $11,968.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Net sales for the period ended February 29, 2000 ("Fiscal 2000") were $230,977 representing an increase of $4,979 from sales in the comparable period in 1999 ("Fiscal 1999"). This increase resulted from a slight sales volume increase in Kelly Color sales.

In Fiscal 2000, cost of sales as a percentage of sales ("COS") was 78.0%, as compared to COS of 67.3% in Fiscal 1999, due in part to higher labor and materials costs. There were also increases in fixed components of overhead that were not absorbed by the small sales increase. In Fiscal 2000, selling, general and administrative expenses were 47.9% as a percentage of sales as compared to 48.1% in Fiscal 1999. The Company earned investment income of $23,307 in Fiscal 2000 as compared to $25,385 in Fiscal 1999.

In Fiscal 2000, the Company had a loss before provision for income taxes of $(36,586) as compared to $(9,559) in Fiscal 1999, due primarily to factors previously mentioned. Provision for income taxes in Fiscal 1999 consists solely of state and local taxes. In Fiscal 2000, net loss per share was $(.14) compared to $(.05) in Fiscal 1999.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2000

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