Form 10QSB
period 2000-08-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 2000-10-12
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

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

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             August 31,     November 30,
                                                2000          1999
                                             (Unaudited)    (Audited)

Current assets
 Cash and cash equivalents                  $  443,116    $  512,490
 Trading securities - at market                  3,839         1,151
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                            6,083        29,670
 Inventories                                    52,195        76,994
 Prepaid expenses                               23,346        21,698
 Prepaid income taxes                            9,680         5,348
 U.S. Government securities                     29,872       523,158
        Total current assets                   568,131     1,170,509

Property, plant and equipment - at cost      1,052,840     1,011,338
 Less accumulated depreciation                 861,546       830,981
                                               191,294       180,357

Other assets
 U.S. Government securities                    444,182            -
 Available-for-sale securities                      -          9,000
 Security deposit                                1,700         1,700
        Total other assets                     445,882        10,700

        Total                               $1,205,307    $1,361,566

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $   75,854    $  113,049
 Customer deposits                               5,923        26,657
 Income taxes payable                               -            368
        Total current liabilities               81,777       140,074

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares      47,781        47,781
 Additional paid-in capital                  1,082,843     1,082,843
 Retained earnings                             632,643       693,147
 Unrealized gain on marketable
   equity securities                                -          9,000
                                             1,763,267     1,832,771
 Less treasury stock - at cost - 236,739 and
   226,767 shares, respectively                639,737       611,279
        Total stockholders' equity           1,123,530     1,221,492

        Total                               $1,205,307    $1,361,566

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    (Unaudited)

                             Three months ended     Nine months ended
                                  August 31,            August 31,
                             2000        1999         2000      1999
Net sales                $  266,426  $  277,569  $  745,176 $  796,621
,
Cost and expenses
 Cost of sales              176,115     186,785     523,083    508,848
 Selling, general and
   administrative           115,600     115,898     352,606    339,068
 Recovery of bad debts           -           -           -      (1,472)
                            291,715     302,683     875,689    846,444

        Operating loss      (25,289)    (25,114)   (130,513)   (49,823)

Other income
 Investment income           19,216      10,244      70,009     37,523
 Gain on sale of assets          -           -           -       8,256
                             19,216      10,244      70,009     45,779

        Loss before
          provision for
          income taxes       (6,073)    (14,870)    (60,504)    (4,044)

Provision for income taxes       -          363          -       5,623

        Net income (loss)    (6,073)    (15,233)    (60,504)    (9,667)

Other comprehensive income, net
 of income tax on unrealized
 holding gains                   -           -       (9,000)        -

        Comprehensive
          loss           $   (6,073) $  (15,233) $  (69,504)$   (9,667)

Loss per common share        $ (.03)     $ (.06)     $ (.29)    $ (.04)

Weighted average number of
 common shares outstanding  241,071     251,043     243,454    252,161

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Nine months ended
                                                     August 31,
                                                2000          1999
Cash flows from operating activities
 Net loss                                   $  (60,504)   $   (9,667)
 Items not requiring the current use of cash
   Depreciation                                 30,565        26,679
   Amortization of bond premium and discount    (1,273)        3,469
   Recovery of bad debts                            -         (1,472)
   Gain on sale of assets                           -         (8,256)
 Changes in items affecting operations
   Investment in trading securities             (2,688)      169,731
   Accounts receivable                          23,587        10,903
   Inventories                                  24,799         5,832
   Prepaid expenses                             (1,648)      (11,061)
   Prepaid income taxes                         (4,332)        1,200
   Accounts payable and accrued expenses       (37,195)      (38,621)
   Customer deposits                           (20,734)      (17,295)
   Income taxes payable                           (368)           (6)
        Net cash provided (used) by
          operating activities                 (49,791)      131,436

Cash flows from investing activities
 Proceeds from sale of assets                       -         12,500
 Proceeds from held to maturity securities     494,200            -
 Purchase of held to maturity securities      (443,823)           -
 Payments for purchase of equipment            (41,502)      (54,373)
        Net cash provided (used) by investing
          activities                             8,875       (41,873)

Cash flows from financing activities
 Acquisition of common stock for treasury      (28,458)      (24,598)
        Net cash used by financing activities  (28,458)      (24,598)

        Net increase (decrease) in cash
          and cash equivalents                 (69,374)       64,965


Cash and cash equivalents - beginning          512,490       389,846


Cash and cash equivalents - end             $  443,116    $  454,811


Supplemental Cash Flows Information

    Cash payments (refunds) for income taxes$    4,700    $    4,429

Supplemental Schedule of Noncash Operating Activity

    During 1999, the Company received, in lieu of cash, investment securities with a value of $1,472 to satisfy a previously written off accounts receivable.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  AUGUST 31, 2000




(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of August 31, 2000, and results of operations and cash flows for the quarters ended August 31, 2000 and 1999. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:

                                         Gross unrealized       Estimated
   Description                Cost       Gains     Losses       Fair Value

Held-to-Maturity

U.S. Government securities
  - maturing October 12,
  2000                    $   29,872  $       -  $      116    $   29,756


U.S. Government securities
  - maturing October 31,
  2001                        29,891          -          69        29,822

U.S. Government securities
  - maturing January 31,
  2002                       414,291         190         -        414,481

                          $  474,054  $      190  $     185    $  474,059

    Included in trading securities are the following:

                                                  Estimated   Carrying
   Description                           Cost    Fair value    Amount

Equity securities                    $    2,401  $    3,839 $    3,839

    The change in net unrealized holding gain on trading securities that has been included in earnings during the period amount to $1,760 (2000) and $(2,716) (1999).

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  AUGUST 31, 2000




(NOTE C)  -  An analysis of inventories is as follows:

                                                 August 31,  November 30,
                                                    2000        1999
                                                 (Unaudited)  (Audited)


        Raw materials                            $   26,686 $   41,958
        Work-in-process                               2,777     12,495
        Finished goods                               22,732     22,541

                                                 $   52,195 $   76,994


(NOTE D) - The provision for income taxes consists solely of state and local taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

     The Company's liquidity (current assets minus current liabilities) decreased by $544,081 to $486,354 at August 31, 2000, as compared to $1,030,435 at November 30, 1999. This decrease is primarily the result of the purchase of U.S. Government securities with a maturation period of more than one year. These securities are reflected in Other Assets, whereas the securities they replaced, which matured in January, 2000, were reflected in Current Assets. Additional decreases in liquidity resulted from purchases of stock for the Company treasury and equipment as described below.

     Net cash used by operating activities amounted to $49,791. This resulted primarily from: (i) a net loss of $60,504; (ii) a decrease in accounts payable; (iii) accrued expenses of $37,195; and (iv) a decrease in customer deposits of $20,734. Net cash used by operating activities was offset primarily by: (i) depreciation, a noncash charge, of $30,565; (ii) a decrease in inventories of $24,799, and (iii) a decrease in accounts receivable of $23,587. The Company purchased stock for its treasury in the amount of $28,458 and equipment in the amount of $41,502.

     The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations
     Total sales for the nine months ended August 31, 2000 (the "Current Period") decreased to $745,176 as compared to sales of $796,621 in the nine months ended August 31, 1999 (the "1999 Period"), as a result of a sales volume decrease at Kelly Color. Sales for the three months ended August
31, 2000 (the "Current Quarter") decreased to $266,426 as compared to $277,569 in the quarter ended August 31, 1999 (the "1999 Quarter"), due to a decrease in Kelly Color sales volume. In the Current Period, cost of sales as a percentage of sales ("COS") was 70.2% as compared to COS of 63.9% in the 1999 Period. This increase was due in part to higher labor and materials costs. There were also increases in fixed components of overhead that were not absorbed as a result of reduced sales volume. In the Current Quarter, COS was 66.1% as compared to a COS of 67.3% in the 1999 Quarter. In the Current Period and Current Quarter, selling, general and administrative expenses net of recovery of bad debts were 47.3% and 43.4%, respectively, as a percentage of sales, as compared to 42.4% and 41.8%, respectively, in the 1999 Period and Quarter, due primarily to moderate increases in fixed costs that could not be absorbed by reduced sales. The Company earned investment income of $70,009 in the Current Period and $19,216 in the Current Quarter, as compared to $37,523 and $10,244 in the 1999 Period and 1999 Quarter, respectively.

     In the Current Period, the Company had a net loss before provision for income taxes of $60,504 as compared to net loss of $4,044 in the 1999 Period, primarily due to reduced profits at Kelly Color, offset in part by an increase in investment income. In the Current Quarter, the Company had a net loss before provision for income taxes of $6,073 as compared to a net loss of $14,870 in the 1999 Quarter. Provision for income taxes in the Current Period and Current Quarter consists solely of state and local taxes. In the Current Period, loss per share was $.29 as compared to $.04 in the 1999 Period. In the Current Quarter, there was a loss per share of $.03 as compared to $.06 in the 1999 Quarter.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  27.1 Financial Data Schedule


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 12, 2000

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