Form 10KSB
period 2000-11-30
WALKER INTERNATIONAL INDUSTRIES INC
filed 2001-02-27
CIK 104224

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-KSB

          Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the Fiscal Year ended
                           November 30, 2000.

                        Commission File No. 0-5418

              WALKER INTERNATIONAL INDUSTRIES, INC.
          (Name of Small Business Issuer in its Charter)

        Delaware                               13-2637172
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)            Identification No.)

4 Ken-Anthony Plaza, So. Lake Boulevard, Mahopac, New York 10541
   (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number:    (845) 628-9404

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

               X    Yes                      No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the fiscal year ended November 30, 2000 were $1,078,339.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of February 26, 2001 was approximately $363,628. On such date, the average of the closing bid and asked prices of the Common Stock, as quoted by the National
Association of Securities Dealers, Inc. on its OTC Electronic Bulletin Board was $3.250.

The Registrant had 238,071 shares of Common Stock outstanding as of February 26, 2001.

Transitional Small Business Disclosure Format (check one):
Yes_____ No  X

Introductory Comment - Forward-Looking Statements

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

* our business strategies and future plans of operations,
* general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
* the market acceptance and amount of sales of our products and services,
* the competitive environment within the photographic processing industry,
* our ability to raise additional capital, if and as needed,
* the other factors and information discussed in other sections of this report.

Shareholders and others reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 1.   Description of Business

     General

     Walker International Industries, Inc. (the "Registrant" or the "Company") was organized under the laws of the State of Delaware under the name Walker Color, Inc. on September 29, 1967.

     During the fiscal year ended November 30, 2000, the Company engaged in film processing through its subsidiary Kelly Color Laboratories, Inc. ("Kelly Color"), which is based in North Carolina. Kelly Color processes photographs, generally for professional photographers, principally through mail orders.

     Marketing

     Marketing for the Company's photography processing work is done through advertising in trade journals and direct solicitation of photographers. The Company markets its photography processing services to photographers throughout the United States.

     Sources of Raw Material

     The Company procures a substantial portion of its film, photographic paper and laboratory equipment and chemicals from the Eastman Kodak Company. The Company has no contractual relationship with Eastman Kodak to continue to supply the Company with such materials. It considers its relationship with Eastman Kodak to be satisfactory and believes its present sources of supplies are adequate to meet its needs for the foreseeable future. The Company believes that such supplies are available from alternative sources at comparable prices. Absent an industry-wide shortage of photographic developing supplies, the Company believes that the failure to maintain its relationship with Eastman Kodak will not have a material adverse effect on the Company.

     Customers

     For the fiscal year ended November 30, 2000, there was no one customer of the Company which accounted for more than 10% of the Company's total photography business or upon whom the Company is dependent for material portions of its sales, revenues or earnings. However, the loss of one or more of the Company's current customers could have an adverse effect on the Company.

     Competitive Conditions

     The photographic processing business is highly competitive. There are a large number of professional photographic laboratories offering services similar to those offered by the Company, some of whom have substantially greater resources and experience than the Company.

     Employees

     As of February 26, 2001, the Company employed approximately 20 persons.

Item 2.   Description of Property

     The Company's executive offices are located at 4 Ken-Anthony Plaza, South Lake Boulevard, Mahopac, New York 10541. These offices contain approximately 650 square feet and are leased by the Company from an unaffiliated third party for a monthly base rental of $1,500. The lease expires in May 2001. The Company is currently negotiating to move its offices to a nearby location that, if said negotiations are successful, would result in some reduction of the Company rental expense.

Kelly Color owns the land and the building located at 513 East Union Street, Morganton, North Carolina. The building contains approximately 15,000 square feet of space, housing this subsidiary's offices, photographic laboratory, shipping and storage areas. This property is not subject to any mortgage or other encumbrance.

     The Company believes that its current facilities, as well as the targeted location for its new executive offices, are and will be adequate for the foreseeable future.


Item 3.   Legal Proceedings

     The Company is not involved in any legal proceeding which may be deemed to be material to the financial condition of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board, maintained by the National Association of Securities Dealers, Inc., under the symbol WINT. The following table sets forth the high and low bid quotations for the Company's Common Stock for each fiscal quarter during the last two fiscal years:


      2000               High Bid                Low Bid
1st Fiscal Quarter       $2.75                   $2.75
2nd Fiscal Quarter       $2.75                   $2.75
3rd Fiscal Quarter       $2.75                   $2.75
4th Fiscal Quarter       $2.75                   $2.75

      1999               High Bid                Low Bid
1st Fiscal Quarter       $3.25                   $3.00
2nd Fiscal Quarter       $3.25                   $3.00
3rd Fiscal Quarter       $3.00                   $2.50
4th Fiscal Quarter       $2.75                   $2.50

      The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

      (b) As of February 26, 2000, there were 213 record holders of the Company's Common Stock.

      (c) During the two fiscal years ended November 30, 2000 and November 30, 1999, the Company did not declare or pay any cash dividends to its shareholders. The Company is not a party to any loan agreement or other document which places restrictions on the payment of cash dividends by the Company. Unless corporate earnings are sufficient to justify the payment of cash dividends, as determined in the sole discretion of the Company's Board of Directors, the Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) decreased by $462,142 to $568,293 at November 30, 2000, as compared to $1,030,435 at November 30, 1999. This decrease is primarily the result of the purchase in Fiscal 2000 of U.S. Government securities with a stated value of $415,000 and a maturation period of more than one year. These securities are reflected in Other Assets, whereas the securities they replaced, which matured in January, 2000, were reflected in Current Assets. Additional decreases in liquidity resulted from purchases of stock for the Company treasury and equipment as described below.

Net cash provided by operating activities amounted to $18,418.
This resulted primarily from depreciation, a noncash charge, of $40,754, and a decrease in inventories of $25,144, offset in part by a decrease in accounts payable and accrued expenses of $24,764 and a net loss of $18,519.

The Company purchased stock for its treasury in the amount of $28,458 and equipment in the amount of $41,503.

The Company has no bank or other lines of credit. The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its needs over the next
12 months.

Results of Operations

Net sales for the year ended November 30, 2000 ("Fiscal 2000") were $1,078,339, representing a decrease of $38,966 from sales in the comparable period in 1999 ("Fiscal 1999"), primarily as a result of a sales volume decrease at Kelly Color.

In Fiscal 2000, cost of sales as a percentage of sales ("COS") were 65.8%, as compared to COS of 63.4% in Fiscal 1999. This marginal increase was primarily due to increases in fixed components of overhead that were not proportionately absorbed as a result of reduced sales volume. In Fiscal 2000, selling, general and administrative expenses net of recovery of bad debts were 43.8% as a percentage of sales as compared to 41.6% in Fiscal 1999, due primarily to small increases in fixed costs that could not be proportionately absorbed by reduced sales. The Company earned investment income of $87,024 in Fiscal 2000 as compared to $74,699 in Fiscal 1999.

In Fiscal 2000, the Company had a loss before provision for income taxes of $15,635 as compared to net income of $26,518 in Fiscal 1999, due primarily to decreased profitability at Kelly Color. Provision for income taxes in Fiscal 2000 and Fiscal 1999 consists of state and local taxes on subsidiary earnings. In Fiscal 2000, net loss per share was $.07 compared to net income per share of $.07 in Fiscal 1999.


Item 7.   Financial Statements

      The audited financial statements of the Company and related notes required by this Item 7 begin on page F-1 of this Report, following
Part III hereof.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     Not applicable.


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Directors and executive officers of the Company are as follows:

                      Positions and          Has served as
                      Offices                Director
Name            Age   with Registrant        Continuously Since

Peter Walker    54    President, CEO                 1973
                      and Chairman

Richard Norris  54    Vice-President,                1981
                      Secretary, Treasurer
                      and a Director

Charles Snow    68    Director                       1976

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

      Richard Norris has been a Vice-President of the Company since 1983, Treasurer of the Company since 1977 and Secretary since 1984. For more than 5 years Prior thereto he was employed in the Company's financial department as Assistant Treasurer, Controller and Assistant Controller.

      Charles Snow, a principal of the law firm of Snow Becker Krauss P.C., general counsel to the Company, has been engaged in the practice of law for more than 30 years.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for the period from December 1, 1999 through November 30, 2000, all filing requirements applicable to its officers, directors and greater then ten percent beneficial owners were complied with.

Item 10. Executive Compensation


      Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended November 30, 2000, 1999 and 1998, by Peter Walker, the Company's Chief Executive Officer at November 30, 2000 and for all of such fiscal years. Mr. Walker is the Company's only executive officer whose total compensation exceeded $100,000 in each of such years.


                                Annual Compensation


Name and
Principal Position      Year     Salary($)     Bonus($)


Peter Walker, Chief     2000     $100,000     $     0
Executive Officer and   1999      100,000      10,000
Director                1998      110,000      10,000

      The Company did not grant any stock options, nor were any options exercised, during the fiscal year ended November 30, 2000. The Company has no long-term incentive plan awards.

      Directors Fees

      Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of February 26, 2001, certain information concerning those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, the number of shares of Common Stock of the Company owned by each of the directors of the Company, individually, and by all directors and executive officers of the Company as a group:

Name and Address         Amount and Nature of         Percent of
Beneficial Owners        Beneficial Ownership(1)      Class(2)

Peter Walker(3)               118,939(4)              50.0%

Richard Norris(3)               3,320                  1.4%

Charles Snow                    2,151                   .9%
605 Third Avenue
New York, NY 10158

Peter Walker as Trustee of     69,562(5)              29.2%
The Robert Walker Life
Insurance Trust(3)

All Officers and Directors
as a Group (Three Persons)    124,410(4)              52.3%
_________________________________

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2)  Based on 238,071 shares outstanding as of February 26, 2001.

(2) The address of this person is c/o the Company, 4 Ken-Anthony Plaza, South Lake Boulevard, Mahopac, New York 10541.

(3) Includes the following shares as to which Peter Walker disclaims beneficial ownership to the extent such shares are held for the benefit of Richard Walker, who is Peter Walker's brother: (a) 69,562 shares held in trust for the benefit of Peter Walker and Richard Walker, under the Robert Walker Life Insurance Trust, as to which Peter Walker serves as trustee; and (b) 16,500 shares held in trust for the benefit of Peter Walker, as to which Peter Walker serves as trustee.

(5) The beneficiaries of the Robert Walker Life Insurance Trust are Peter Walker (45,000 shares) and Richard Walker (24,562 shares). Peter Walker, as Trustee of this Trust, has voting power over the shares held by this Trust.

Item 12.  Certain Relationships and Related Transactions

     None.

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

      None.

      Walker International Industries, Inc.
      Index to Consolidated Financial Statements

                                                    Page

      Report of Independent Certified Public
      Accountants                                   F-1

      Consolidated Balance Sheet as of
      November 30, 2000                             F-2

      Consolidated Statements of Operations
      for each of the two years in the
      period ended November 30, 2000                F-3

      Consolidated Statements of Stockholders'
      Equity for each of the two years in
      the period ended November 30, 2000            F-4

      Consolidated Statements of Cash Flows
      for each of the two years in the
      period ended November 30, 2000                F-5

      Notes to Consolidated Financial Statements    F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



  The Shareholders and Board of Directors
  Walker International Industries, Inc. and Subsidiaries


      We have audited the accompanying consolidated balance sheet of Walker International Industries, Inc. and Subsidiaries as of
November 30, 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walker International Industries, Inc. and Subsidiaries as of November 30, 2000, and the consolidated results of its operations and its cash flows for the years ended November 30, 2000 and 1999, in conformity with generally accepted accounting principles.





                             Kofler, Levenstein, Romanotto & Co., P.C.
                             Certified Public Accountants


Rockville Centre, New York
December 29, 2000

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               NOVEMBER 30, 2000
                                     ASSETS

Current assets
 Cash and cash equivalents                               $   542,118
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                                         25,935
 Inventories                                                  51,850
 Prepaid expenses                                             18,903
 Prepaid income taxes                                          3,386
 U.S. Government securities                                   29,915
        Total current assets                                 672,107

Property, plant and equipment - at cost                    1,052,840
 Less accumulated depreciation                               871,734
                                                             181,106

Other assets
 U.S. Government securities                                  414,416
 Security deposit                                              1,700
        Total other assets                                   416,116

        Total                                             $1,269,329

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                    $   88,285
  Customer deposits                                           15,529
        Total current liabilities                            103,814

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares                    47,781
 Additional paid-in capital                                1,082,843
 Retained earnings                                           674,628
                                                           1,805,252
 Less treasury stock - at cost - 236,739 shares              639,737
        Total stockholders' equity                         1,165,515

        Total                                             $1,269,329

            WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME


                                             Years ended November 30,
                                                2000          1999

Net sales                                   $1,078,339    $1,117,305

Costs and expenses
 Cost of sales                                 709,178       708,442

 Selling, general and administrative           472,598       466,772
 Recovery of bad debts                            (778)       (1,472)
                                             1,180,998     1,173,742

        Operating loss                        (102,659)      (56,437)

Other income
 Investment income                              87,024        74,699
 Gain on sale of equipment                          -          8,256
                                                87,024        82,955

        Income (loss) before provision
          for income taxes                     (15,635)       26,518

Provision for income taxes                       2,884         8,738

        Net income (loss)                      (18,519)       17,780

Other comprehensive income, net of
   $0 income tax Unrealized loss on
   available-for-sale securities                (9,000)       (9,000)

        Total comprehensive income          $  (27,519)   $    8,780

Basic and diluted earnings per common share      $(.07)         $.07

Weighted average number of common shares
 used in basic and diluted earnings per share  242,861       251,884

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         TWO YEARS ENDED NOVEMBER 30, 2000

                Common                         Accumu-
                 Stock                         lated
Total
                 $.10  Capital in              Compre-
Stock-
                  Par   Excess of   Retained   hensive   Treasury Stock
holders'
                 Value  Par Value   Earnings   Income    Shares    Cost
Equity
                                               <C)
Balance -
  December 1, 1998
                    $  47,781  $1,082,843  $  675,367 $18,000  218,701
$(586,681) $1,237,310

  Acquisition of
    common stock
    for treasury                                          8,066   (24,598)
(24,598)

  Comprehensive income
    Net income for year                 17,780
17,780

  Unrealized loss on
    available-for-sale
    securities                                  (9,000)
(9,000)

Balance -
  November 30, 1999
                 47,781  1,082,843     693,147   9,000  226,767  (611,279)
1,221,492

  Acquisition of common
    stock for treasury                                    9,972   (28,458)
(28,458)


  Comprehensive income
    Net loss for year                  (18,519)
(18,519)

  Unrealized loss on
    available-for-sale

    securities                                  (9,000)
(9,000)

Balance -
  November 30, 2000
             $   47,781 $1,082,843  $  674,628 $    -   236,739 $(639,737)
$1,165,515

     The number of common shares issued was 477,810 as of November 30, 2000 and 1999.

            WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             Years ended November 30,
                                                2000          1999

Cash flows from operating activities
 Net income (loss)                          $  (18,519)   $   17,780
 Items not requiring the current use of cash
   Depreciation                                 40,754        36,783
   Amortization of bond premium and discount    (2,344)        4,602
   Recovery of bad debts                          (778)       (1,472)
   Gain on sale of equipment                        -         (8,256)
 Changes in items affecting operations
   Investment in trading securities              1,929       179,322
   Accounts receivable                           3,735        (6,640)
   Inventories                                  25,144       (12,594)
   Prepaid expenses                              2,795        (4,220)
   Income taxes                                  1,594         2,363
   Accounts payable and accrued expenses       (24,764)      (32,315)
   Customer deposits                           (11,128)        4,291
        Net cash provided by
          operating activities                  18,418       179,644

Cash flows from investing activities
 Proceeds from sale of equipment                    -         12,500
 Payments for purchase of equipment            (41,503)      (66,467)
 Purchase of held-to-maturity securities      (443,829)      (57,435)
 Maturity of held-to-maturity securities       525,000        79,000
        Net cash provided (used) by investing
          activities                            39,668       (32,402)

Cash flows from financing activities
 Acquisition of common stock for treasury      (28,458)      (24,598)
        Net cash used by financing activities  (28,458)      (24,598)

        Net increase in cash and
          cash equivalents                      29,628       122,644

Cash and cash equivalents - beginning          512,490       389,846

Cash and cash equivalents - end             $  542,118    $  512,490



             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       TWO YEARS ENDED NOVEMBER 30, 2000


Supplemental Cash Flow Information

    Net cash provided by operating activities reflects cash payments for income taxes of approximately $1,300 in 2000 and $8,900 in 1999.


Supplemental Schedule of Non-Cash Operating Activity

    During 2000 and 1999, the Company received, in lieu of cash, investment securities with a value of $778 and $1,472, respectively, to satisfy a previously written off accounts receivable.

(NOTE A)  -  ACCOUNTING POLICIES

Organization - Walker International Industries, Inc. (Company) operates in one segment which is engaged in the business of film processing.

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

    Trading securities are valued at estimated fair value and include securities which the Company acquires and sells with the anticipation of generating short-term profits. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest income. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as other comprehensive income. Realized gains and losses on securities available-for-sale are included in other income and, when applicable, are reported as a reclassification adjustment, net of taxes, in other comprehensive income.

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

Advertising - The Company follows the policy of charging the cost of advertising to expense as incurred. The Company incurred advertising costs of $23,000 (2000) and $21,000 (1999).

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

Earnings per Common Share - Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share is the same as basic earnings per share due to the lack of dilutive items in the Company.

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

    Management does not believe significant credit risk exists at November 30, 2000.


(NOTE C)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:

                                                    Gross
                                                 Unrealized   Estimated
   Description                           Cost       Gain     Fair Value

U.S. Government securities -
  maturing January 31, 2002         $  414,416   $    1,103 $  415,519

U.S. Government securities -
  maturing October 31, 2001             29,915           18     29,897

                                    $  444,331   $    1,121 $  445,416

(NOTE D)  -  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments at November 30, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


(NOTE E)  -  INVENTORIES

    Inventories are summarized as follows:

        Raw materials                       $   24,594
        Work-in-process                          7,279
        Finished goods                          19,977

                                            $   51,850


(NOTE F)  -  PROPERTY, PLANT AND EQUIPMENT

    The following tabulation sets forth the major classifications of property, plant and equipment:

        Land                                $   16,500
        Buildings and leasehold improvements   234,777
        Equipment                              645,919
        Office furniture and equipment         106,882
        Transportation equipment                48,762

                                            $1,052,840


(NOTE G)  -  INVESTMENT INCOME

    The analysis of investment income is as follows:

                                                 Years ended November 30,
                                                    2000          1999

    Interest and dividends                     $   51,397    $   39,402
    Realized gain on sale of trading securities    35,305        36,915
    Unrealized gain (loss) on trading securities      322        (1,618)

                                               $   87,024    $   74,699

(NOTE H)  -  INCOME TAXES

       The components of income tax expense are as follows:

                                             Years ended November 30,
                                                2000          1999

        Current
         State and local                    $    2,884    $    8,738

    The components of deferred tax asset are as follows:

                                                   November 30,
                                                2000          1999

        Net operating loss carryforward     $  559,201     $ 550,085
        Other                                   14,866         7,869
                                               574,067       557,954
        Valuation allowance                   (574,067)     (557,954)

             Carrying value                 $       -     $       -

    The Company has available a net operating loss carryforward of approximately $1,535,000 expiring from 2003 through 2015.

    The provision for income taxes for each of the two years in the period ended November 30, 2000, differs from the statutory federal income tax rate as follows:

                                             Years ended November 30,
                                                2000          1999

    Income tax at the statutory federal
      income tax rate                       $   (5,316)   $    9,016

     Increases (reductions) in taxes
       result from the following:
          State and local income taxes,
            net of federal tax benefit           1,904         5,767
          Provision (benefit) of operating
           loss carryforward                     3,929        (8,383)
          Other - net                            2,367         2,338

    Tax provision on financial statements   $    2,884    $    8,738

(NOTE I)  -  COMMITMENTS AND CONTINGENCIES

    The total rent expense for all operating leases except those with terms of a month or less that were not renewed was $18,000 (2000) and $18,000 (1999).

    The Company leases office space under a lease expiring in May 2001. The lease commitment is $9,000. The lease provides for rent escalations based upon increases in real estate taxes and other operating expenses.

          WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

            COMPUTATION OF AVERAGE NUMBER OF SHARES OUTSTANDING


                                                 Years ended November 30,
                                                    2000         1999

Weighted average number of shares issued           477,810      477,810

Weighted average number of treasury shares         234,949      225,926

Weighted average number of shares outstanding      242,861      251,884

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2001

                            WALKER INTERNATIONAL INDUSTRIES, INC.


                                 By:/s/ Peter Walker
                                        Peter Walker, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name             Titles                         Date


/s/ Peter Walker President, Chief Executive     February 26, 2001
Peter Walker     Officer and Chairman
                 (Principal Executive Officer)


/s/ Richard
    Norris       Vice-President, Treasurer      February 26, 2001
Richard Norris   Secretary and Director
                 (Principal Financial
                 and Accounting Officer)


/s/ Charles Snow Director                       February 26, 2001
Charles Snow

                               EXHIBIT INDEX

Exhibit No.         Description

21.1               Subsidiaries of Registrant