Form 10QSB
period 2001-02-28
WALKER INTERNATIONAL INDUSTRIES INC
filed 2001-04-13
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

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

                            (845) 628-9404
            Issuer's telephone number, including area code


                               N/A
       (Former name, former address and former fiscal year
                       if changed since last report)

The number of shares of Common Stock outstanding, par value $.10 per share, as of April 6, 2001 was 238,071.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            February 28,  November 30,
                                                2001          2000
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  477,799    $  542,118
 Trading securities - at market                  9,180            -
 Accounts receivable - less allowance for
   doubtful accounts of $1,000                  14,924        25,935
 Inventories                                    52,078        51,850
 Prepaid expenses                               17,742        18,903
 Prepaid income taxes                            3,685         3,386
 U.S. Government securities                    444,480        29,915
        Total current assets                 1,019,888       672,107

Property, plant and equipment - at cost      1,057,539     1,052,840
 Less accumulated depreciation                 880,625       871,734
                                               176,914       181,106

Other assets
 U.S. Government securities                         -        414,416
 Security deposit                                1,700         1,700
        Total other assets                       1,700       416,116

        Total                               $1,198,502    $1,269,329

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $   74,487    $   88,285
 Customer deposits                               7,393        15,529
        Total current liabilities               81,880       103,814

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares      47,781        47,781
 Additional paid-in capital                  1,082,843     1,082,834
 Retained earnings                             633,985       674,628
                                             1,764,609     1,805,243
 Less treasury stock - at cost - 239,739
   and 236,739 shares, respectively            647,987       639,737
        Total stockholders' equity           1,116,622     1,165,506

        Total                               $1,198,502    $1,269,320

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME
                                  (Unaudited)

                                                Three months ended
                                            February 28,  February 29,
                                                2001          2000

Net sales                                   $  211,603    $  230,977

Costs and expenses
 Cost of sales                                 164,751       180,146
 Selling, general and administrative           112,929       110,724
                                               277,680       290,870

        Operating loss                         (66,077)      (59,893)

Investment income                               25,437        23,307

        Net loss                               (40,640)      (36,586)

Other comprehensive income, net of income
  tax on unrealized holding gains                   -             -

        Comprehensive loss                  $  (40,640)   $  (36,586)


Loss per common share                            $ (.17)      $ (.14)

Weighted average number of common shares
  outstanding                                  239,904       247,767

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three months ended
                                            February 28,  February 29,
                                                2001          2000
Cash flows from operating activities
 Net loss                                   $  (40,640)   $  (36,586)
 Items not requiring the current use of cash
   Depreciation                                  8,891         9,525
   Amortization of bond premium and discount      (152)          (90)
 Changes in items affecting operations
   Investment in trading securities             (9,180)        1,151
   Accounts receivable                          11,011        10,719
   Inventories                                    (228)       20,898
   Prepaid expenses                              1,161        (3,824)
   Prepaid income taxes                           (299)         (732)
   Accounts payable and accrued expenses       (13,798)      (24,428)
   Customer deposits                            (8,136)      (23,267)
   Income taxes payable                             -           (368)
        Net cash used by operating activities  (51,370)      (47,002)


Cash flows from investing activities
 Maturity of held to maturity securities            -        465,000
 Purchase of held to maturity securities            -       (413,964)
 Payments for purchase of equipment             (4,699)      (11,968)
        Net cash provided (used) by
           investing activities                 (4,699)       39,068


Cash flows from financing activities

 Acquisition of common stock for treasury       (8,250)      (19,998)
        Net cash used by financing activities   (8,250)      (19,998)

        Net decrease in cash and
          cash equivalents                     (64,319)      (27,932)


Cash and cash equivalents - beginning          542,118       512,490

Cash and cash equivalents - end             $  477,799    $  484,558


Supplemental Cash Flow Information

    Cash payments for income taxes          $      299    $    1,100

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 28, 2001


(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of February 28, 2001, and results of operations and cash flows for the quarters ended February 28, 2001 and February 29, 2000. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:
                                                    Gross
                                                  Unrealized    Estimated
    Description                        Cost          Gain       Fair Value

Held-to-Maturity
U.S. Government securities -
  maturing January 31, 2002        $  414,542   $    6,426    $  420,968

U.S. Government securities -
  maturing October 31, 2001            29,938          278        30,216

                                   $  444,480   $    6,704    $  451,184

    Included in trading securities are the following:


                                                              Carrying
   Description                          Cost     Fair Value    Amount

Equity Securities                   $    9,665   $    9,180 $    9,180

    The change in net unrealized holding loss on trading securities that has been included in earnings during the period amounted to $485.


(NOTE C)  -  An analysis of inventories is as follows:

                                                February 28,November 30,
                                                    2001        2000

        Raw materials                            $   26,701 $   24,594
        Work-in-process                               3,465      7,279
        Finished goods                               21,912     19,977

                                                 $   52,078 $   51,850


(NOTE D) - The provision for income taxes consists solely of state and local taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company's liquidity (current assets minus current liabilities) increased by $369,715 to $938,008 at February 28, 2001, as compared to $568,293 at
November 30, 2000. This increase is primarily the result of a reclassification of U.S. Government securities to Current Assets from Other Assets, due to the securities now maturing in less than one year from February 28, 2001. The net amount of the securities reclassified was $414,565. This was primarily offset by the loss from operations of $40,640.

Net cash used by operating activities amounted to $51,370. This resulted primarily from a net loss of $40,640 and a decrease in accounts payable and accrued expenses of $13,798, offset in part by a decrease in accounts receivable of $11,011. The Company purchased treasury stock in the amount of $8,250.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

Net sales for the period ended February 28, 2001 ("Fiscal 2001") were $211,603, representing a decrease of $19,374 from sales in the comparable period in 2000 ("Fiscal 2000"). This decrease resulted from a small decrease in sales volume at our Kelly Color subsidiary.

In Fiscal 2001, cost of sales as a percentage of sales ("COS") was 77.9%, as compared to COS of 78.0% in Fiscal 2000. In Fiscal 2001, selling, general and administrative expenses were 53.4% as a percentage of sales as compared to 47.9% in Fiscal 2000. Though overhead was stable, this percentage increase was primarily due to reduced sales. The Company earned investment income of $25,437 in Fiscal 2001 as compared to $23,307 in Fiscal 2000.

For the above-stated reasons, the Company had a loss before provision for income taxes of $40,640 ($.17 per share) in Fiscal 2001 as compared to $36,586 ($.14 per share) in Fiscal 2000.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  None.


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 2001

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