Form 10QSB
period 2001-05-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 2001-07-13
CIK 104224

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

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


           880 South Lake Blvd., Mahopac, New York 10541
  (Address of principal executive offices)        (Zip Code)

                            (845) 628-9404
            Issuer's telephone number, including area code


                               N/A
       (Former name, former address and former fiscal year
                       if changed since last report)

The number of shares of Common Stock outstanding, par value $.10 per share, as of July 12, 2001 was 233,271.

Transitional Small Business Disclosure Format (check one):

                 Yes                      No   X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               May 31,    November 30,
                                                2001          2000
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  404,797    $  542,118
 Trading securities - at market                 83,900            -
 U.S. Government securities                    444,627        29,915
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                           26,882        25,935
 Inventories                                    49,619        51,850
 Prepaid expenses                               30,185        18,903
 Prepaid income taxes                            5,246         3,386
        Total current assets                 1,045,256       672,107

Property, plant and equipment - at cost      1,057,539     1,052,840
 Less accumulated depreciation                 889,515       871,734
                                               168,024       181,106

Other assets
 U.S. Government securities                         -        414,416
 Security deposit                                  725         1,700
        Total other assets                         725       416,116

        Total                               $1,214,005    $1,269,329

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $   76,521    $   88,285
 Customer deposits                               7,925        15,529
        Total current liabilities               84,446       103,814

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares      47,781
47,781
 Additional paid-in capital                  1,082,843     1,082,843
 Retained earnings                             657,766       674,628
                                             1,788,390     1,805,252
 Less treasury stock - at cost - 244,539 and
   236,739 shares, respectively                658,831       639,737
        Total stockholders' equity           1,129,559     1,165,515

        Total                               $1,214,005    $1,269,329

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    (Unaudited)

                               Three months ended     Six months ended
                                     May 31,                May 31,
                             2001        2000         2001      2000
Net sales                $  286,187  $  247,773  $  497,790$  478,750

Cost and expenses
 Cost of sales              172,101     166,822     336,852   346,968
 Selling, general and
   administrative           115,564     126,282     228,493   237,006
                            287,665     293,104     565,345   583,974

        Operating loss       (1,478)    (45,331)    (67,555) (105,224)


Investment income            26,195      27,486      51,632    50,793

        Income (loss) before
          provision for
          income taxes       24,717     (17,845)    (15,923)  (54,431)

Provision for income taxes      939          -          939        -

        Net income (loss)    23,778     (17,845)    (16,862)  (54,431)

Other comprehensive income, net
 of income tax on unrealized
 holding gains                   -       (9,000)         -     (9,000)

        Comprehensive income
          (loss)         $   23,778  $  (26,845) $  (16,862)$ (63,431)

Earnings (loss) per
 common share            $      .10  $     (.07) $     (.07)$    (.22)

Weighted average number of
 common shares outstanding  235,919     241,570     237,890   244,651

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six months ended
                                                      May 31,
                                                2001          2000
Cash flows from operating activities
 Net loss                                   $  (16,862)   $  (54,431)
 Items not requiring the current use of cash

   Depreciation                                 17,781        20,226
   Amortization of bond premium and discount      (296)         (723)
 Changes in items affecting operations

   Investment in trading securities            (83,900)      (17,134)
   Accounts receivable                            (947)       16,256
   Inventories                                   2,231        30,546
   Prepaid expenses                            (11,282)       (2,394)
   Prepaid income taxes                         (1,860)       (4,332)
   Security deposit                                975             -
   Accounts payable and accrued expenses       (11,764)      (33,252)
   Customer deposits                            (7,604)      (17,489)
   Income taxes payable                             -           (368)
        Net cash used by operating activities (113,528)      (63,095)


Cash flows from investing activities

 Proceeds from held to maturity securities          -        494,200
 Purchase of held to maturity securities            -       (443,823)
 Payments for purchase of equipment             (4,699)      (35,502)
        Net cash provided (used) by investing
          activities                            (4,699)       14,875


Cash flows from financing activities
 Acquisition of common stock for treasury      (19,094)      (28,458)
        Net cash used by financing activities  (19,094)      (28,458)


        Net decrease in cash and
          cash equivalents                    (137,321)      (76,678)

Cash and cash equivalents - beginning          542,118       512,490

Cash and cash equivalents - end             $  404,797    $  435,812


Supplemental Cash Flows Information

    Cash payments for income taxes          $    2,799    $    4,700

        WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MAY 31, 2001


(NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of May 31, 2001, and results of operations and cash flows for the quarters ended May 31, 2001 and 2000. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE B)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:

                                                    Gross
                                                 Unrealized   Estimated

   Description                           Cost       Gains    Fair Value

Held-to-Maturity

U.S. Government securities -
  maturing October 31, 2001          $   29,961  $      311 $   30,272

U.S. Government securities -
  maturing January 31, 2002             414,666       6,949    421,615

                                     $  444,627  $    7,260 $  451,887

    Included in trading securities are the following:

                                                  Estimated   Carrying
   Description                            Cost   Fair Value    Amount

Equity securities                    $   78,176  $   83,900 $   83,900

    The change in net unrealized holding gain on trading securities that has been included in earnings during the period amount to $5,724
(2001) and $1,784 (2000).

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2001


(NOTE C)  -  An analysis of inventories is as follows:

                                                   May 31,  November 30,
                                                    2001        2000
                                                 (Unaudited)  (Audited)


        Raw materials                            $   25,342 $   24,594
        Work-in-process                               3,465      7,279
        Finished goods                               20,812     19,977

                                                 $   49,619 $   51,850


(NOTE D) - The provision for income taxes consists solely of state and local taxes. The provision for income taxes has been reduced by approximately $3,567 during the six months ended May 31, 2001, which represents the benefit of the federal net operating loss carryforward for which a valuation reserve had been previously provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company's working capital (current assets minus current liabilities) increased by $392,517 to $960,810 at May 31, 2001, as compared to $568,293 at November 30, 2000. This increase is primarily the result of a reclassification of U.S. government securities from Other Assets to Current Assets, due to their maturation in less than one year from May 31, 2001. The net amount of the securities reclassified was $414,416. This was primarily offset by the use of cash for operating activities and the purchase of stock for the Company treasury as described below.

Net cash used by operating activities amounted to $113,528. This resulted primarily from an increase in investment in trading securities, a net loss, a decrease in accounts payable and accrued expenses, and an increase in prepaid expenses, offset in part by depreciation, a non-cash expense. The Company purchased 7,800 shares of its common stock for its treasury for the amount of $19,094.

At the end of May, the Company moved its administrative offices to a smaller space. Since the move was local, moving cost was minimal. The Company anticipates that the move will result in reduced occupancy expense of approximately $6,000 in the current fiscal year.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current and long-term needs.

Results of Operations

     Total sales for the six months ended May 31, 2001 (the "Current Period") increased by $19,040, or 4.0%, as compared to sales in the six months ended May 31, 2000 (the "2000 Period"). Sales for the three months ended May 31, 2001 (the "Current Quarter") increased by $38,414, or 15.5%, as compared to the quarter ended May 31, 2000 (the "2000 Quarter"). Both increases were due to an increase in Kelly Color sales volume. No assurance can be given that similar increases can be obtained for the remainder of the fiscal year.

     In the Current Period and Current Quarter, cost of sales as a percentage of sales ("COS") were 67.7% and 60.1%, respectively, as compared to COS of 72.5% and 67.3% in the 2000 Period and Quarter, respectively. These decreases were due in part to lower materials costs. Also, fixed components of overhead were better absorbed as a result of increased sales volume. In the Current Period and Current Quarter, selling, general and administrative expenses were 45.9% and 40.4%, respectively, as a percentage of sales, as compared to 49.5% and 51.0%, respectively, in the 2000 Period and Quarter, due primarily to better absorption of fixed costs resulting from increased sales in the Current Period and Current Quarter.

The Company earned investment income of $51,632 in the Current Period and $26,195 in the Current Quarter, as compared to $50,793 and $27,486 in the 2000 Period and Quarter, respectively.

     In the Current Period, the Company had a net loss before provision for income taxes of $15,923 as compared to a net loss of $54,431 in the 2000 Period, primarily due to factors previously mentioned. In the Current Quarter, the Company had net income before provision for income taxes of $24,717 as compared to a net loss of $17,845 in the 2000 Quarter. Increased sales and reduced overhead rates at Kelly Color were primarily responsible for this increase in income.

Provision for income taxes in Fiscal 2001 consists solely of state and local taxes.

In the Current Period, loss per share was $.07 as compared to $.22 in the 2000 Period. In the Current Quarter, there were earnings per share of $.10 as compared to a loss per share of $.07 in the 2000
Quarter.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

A. EXHIBITS

  None.


B. REPORTS ON FORM 8-K

  None.

                                SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 13, 2001

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