Form 10QSB
period 2001-08-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 2001-10-15
CIK 104224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

                            (845) 628-9404
            (Issuer's telephone number, including area code)


                               N/A
       (Former name, former address and former fiscal year
                       if changed since last report)

The number of outstanding shares of Common Stock, par value $.10 per share, as of October 12, 2001 was 231,271.

Transitional Small Business Disclosure Format (Check one):

                 Yes                      No   X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             August 31,   November 30,
                                                2001          2000
                                             (Unaudited)    (Audited)
Current assets
 Cash and cash equivalents                  $  433,285    $  542,118
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                           13,525        25,935
 Inventories                                    49,552        51,850
 Prepaid expenses                               23,329        18,903
 Prepaid income taxes                            5,785         3,386
 U.S. Government securities                    444,777        29,915
        Total current assets                   970,253       672,107

Property, plant and equipment - at cost      1,089,679     1,052,840

 Less accumulated depreciation                 900,816       871,734
                                               188,863       181,106

Other assets
 U.S. Government securities                         -        414,416
 Security deposit                                  725         1,700
        Total other assets                         725       416,116

        Total                               $1,159,841    $1,269,329

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses      $   75,044    $   88,285
 Customer deposits                               5,247        15,529
        Total current liabilities               80,291       103,814

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares      47,781        47,781
 Additional paid-in capital                  1,082,843     1,082,843
 Retained earnings                             613,257       674,628
                                             1,743,881     1,805,252

 Less treasury stock - at cost - 246,539 shares
   and 236,739 shares, respectively            664,331       639,737
        Total stockholders' equity           1,079,550     1,165,515

        Total                               $1,159,841    $1,269,329

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    (Unaudited)

                               Three months ended     Nine months ended
                                   August 31,             August 31,
                             2001        2000       2001        2000
Net sales                $  255,044  $  266,426  $ 752,834  $  745,176

Costs and expenses
 Cost of sales              172,934     176,115    509,786     523,083
 Selling, general and
   administrative           129,192     115,600    357,685     352,606
                            302,126     291,715    867,471     875,689

        Operating loss      (47,082)    (25,289)  (114,637)   (130,513)

Investment income             2,034      19,216     53,666      70,009

        Loss before
          provision for
          income taxes      (45,048)     (6,073)   (60,971)    (60,504)

Provision for income taxes     (539)         -         400          -


        Net loss            (44,509)     (6,073)   (61,371)    (60,504)

Other comprehensive income, net
  of income tax on unrealized
  holding gains                  -           -          -       (9,000)

        Comprehensive
          loss           $  (44,509) $   (6,073)$  (61,371) $  (69,504)

Loss per common share        $ (.20)     $ (.03)    $ (.26)     $ (.29)

Weighted average number of common
 shares outstanding         231,401     241,071    235,711     243,454

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine months ended
                                                       August 31,
                                                2001          2000
Cash flows from operating activities
 Net loss                                   $  (61,371)   $  (60,504)
 Items not requiring the current use of cash
   Depreciation                                 29,082        30,565
   Amortization of bond premium and discount      (446)       (1,273)
 Changes in items affecting operations
   Investment in trading securities                 -         (2,688)
   Accounts receivable                          12,410        23,587
   Inventories                                   2,298        24,799
   Prepaid expenses                             (4,426)       (1,648)
   Prepaid income taxes                         (2,399)       (4,332)
   Security deposit                                975            -
   Accounts payable and accrued expenses       (13,241)      (37,195)

   Customer deposits                           (10,282)      (20,734)
   Income taxes payable                             -           (368)
        Net cash used by operating activities  (47,400)      (49,791)

Cash flows from investing activities
 Proceeds from held-to-maturity securities          -        494,200
 Purchase of held-to-maturity securities            -       (443,823)
 Payments for purchase of equipment            (36,839)      (41,502)
        Net cash provided (used) by investing  (36,839)        8,875
          activities

Cash flows from financing activities
 Acquisition of common stock for treasury      (24,594)      (28,458)
        Net cash used by financing activities  (24,594)      (28,458)

        Net decrease in cash and
          cash equivalents                    (108,833)      (69,374)

Cash and cash equivalents - beginning          542,118       512,490

Cash and cash equivalents - end             $  433,285    $  443,116


Supplemental Cash Flows Information

    Cash payments for income taxes          $    2,799    $    4,700

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 2001


  (NOTE A) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of August 31, 2001, and results of operations and cash flows for the quarters ended August 31, 2001 and 2000. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


  (NOTE B)  -  INVESTMENT SECURITIES

      Included in held-to-maturity securities are the following:

                                                      Gross
                                                   Unrealized  Estimated
     Description                          Cost        Gains    Fair Value

  Held-to-Maturity

  U.S. Government securities -
    maturing October 31, 2001         $   29,984  $      129  $   30,113



  U.S. Government securities -
    maturing January 31, 2002            414,791       5,006     419,797

                                      $  444,775  $    5,135  $  449,910


      The change in net unrealized holding loss on trading securities that has been included in earnings during the period amount to $1,760 in 2000.


  (NOTE C)  -  An analysis of inventories is as follows:

                                                   August 31, November 30,
                                                      2001       2000
                                                   (Unaudited) (Audited)

      Raw materials                               $   27,261 $   24,594
      Work-in-process                                  2,460      7,279
      Finished goods                                  19,831     19,977

                                                  $   49,552 $   51,850


  (NOTE D) - The provision for income taxes consists solely of state and local taxes.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

  Financial Condition and Liquidity

  The Company's working capital (current assets minus current liabilities) increased by $321,669 to $889,962 at August 31, 2001, as compared to $568,293 at November 30, 2000. This increase is primarily the result of a reclassification of U.S. Government securities from Other Assets to Current Assets, due to their maturation in less than one year from August 31, 2001. The net amount of the U.S. Government securities reclassified was $414,416. The increase in working capital was offset in part by the use of cash for operating activities, the purchase of stock for the Company treasury, and the purchase of equipment, all as described below.

  Net cash used by operating activities amounted to $47,400. This resulted primarily from a net loss, a decrease in accounts payable and accrued expenses, and a decrease in customer deposits, offset in part by depreciation, a non-cash expense, and a decrease in accounts receivable. The Company also purchased 9,800 shares of its common stock for its treasury at a cost of $24,594, and purchased equipment in the amount of $36,839.

  At the end of May, the Company moved its administrative offices to a smaller, more efficient space. Since the move was local, moving cost was minimal. The Company anticipates that the move will result in reduced occupancy expense of approximately $6,000 in the current fiscal year.

  The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current needs.

  Results of Operations

     Net sales for the three months ended August 31, 2001 (the "Current Quarter") decreased by $11,382, or 4.3%, as compared to the quarter ended August 31, 2000 (the "2000 Quarter"). Net sales for the nine months ended August 31, 2001 (the "Current Period") increased by $7,658, or 1.0%, as compared to sales in the nine months ended August 31, 2000 (the "2000 Period"). Though sales volume for the Company's operating subsidiary, Kelly Color Laboratories, Inc., decreased during the Current Quarter due to recessional factors, its sales volume for the Current Period remains slightly higher. No assurance can be given that similar Current Period increases can be obtained for the remainder of the fiscal year.

     In the Current Quarter and Current Period, cost of sales as a percentage of sales ("COS") were 67.8% and 67.7%, respectively, as compared to COS of 66.1% and 70.2% in the 2000 Period and 2000 Quarter, respectively. The slight increase in the Current Quarter is primarily attributable to a lesser rate of absorption of fixed components of overhead resulting from lower sales. The decrease in COS in the Current Period is due in part to lower materials costs, and to better absorption of fixed overhead components. In the Current Quarter, selling, general and administrative expenses as a percentage of sales ("SG&A") were 50.7% as compared to 43.4% in the 2000 Quarter, due primarily to lower absorption of fixed costs resulting from minimal increases in sales in the Current Quarter. In the Current Period, SG&A were 47.5% as compared to 47.3% in the 2000 Period.

  The Company earned investment income of $2,034 in the Current Quarter and $53,666 in the Current Period, as compared to $19,216 and $70,009 in the 2000 Quarter and Period, respectively.

     In the Current Quarter and Current Period, the Company had net losses before provision for income taxes of $45,048 and $60,971, respectively, as compared to net losses of $6,073 and $60,504 in the 2000 Quarter and Period, respectively, and losses per share were $.20 and $.26, respectively, as compared to $.03 and $.29 in the 2000 Quarter and Period, all primarily due to factors previously mentioned.

  PART II - Other Information

  Item 6. Exhibits and Reports on Form 8-K.

  A. EXHIBITS

    None.


  B. REPORTS ON FORM 8-K

    None.

                                  SIGNATURES

          In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  October 15, 2001

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