Form 10KSB
period 2001-11-30
WALKER INTERNATIONAL INDUSTRIES INC
filed 2002-02-26
CIK 104224

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-KSB

          Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the fiscal year ended
                           November 30, 2001.

                        Commission File No. 0-5418

              WALKER INTERNATIONAL INDUSTRIES, INC.
          (Name of Small Business Issuer in its Charter)

        Delaware                               13-2637172
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)

880 So. Lake Boulevard, Mahopac, New York 10541
   (Address of Principal Executive Offices)

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

               X    Yes                      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the fiscal year ended November 30, 2001 were $1,053,615.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of February 25, 2002 was approximately $227,601. On such date, the average of the closing bid and asked prices of the common stock, as quoted by the National
Association of Securities Dealers, Inc. on its OTC Electronic Bulletin Board was $2.15.

The Registrant had 228,271 shares of common stock outstanding as of February 25, 2002.

Transitional Small Business Disclosure Format (check one):
Yes_____ No  X

Introductory Comment - Forward-Looking Statements

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will,"
"could," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

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

Stockholders and others reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 1.   Description of Business

     General

     Walker International Industries, Inc. (the "Registrant" or the "Company") was organized under the laws of the State of Delaware under the name Walker Color, Inc. on September 29, 1967.

     During the fiscal year ended November 30, 2001, the Company engaged in film processing through its subsidiary Kelly Color Laboratories, Inc. ("Kelly Color"), which is based in North Carolina. Kelly Color processes photographs, generally for professional photographers, principally through mail orders.

     Marketing

     Marketing for the Company's photography processing work is done through advertising in trade journals and direct solicitation of photographers. The Company markets its photography processing services to photographers throughout the United States.

     Sources of Raw Material

     The Company procures a substantial portion of its film, photographic paper and laboratory equipment and chemicals from the Eastman Kodak
Company and Mitsubishi Imaging. The Company has no contractual relationship with either company to continue to supply the Company with such materials. It considers its relationship with both companies to be satisfactory and believes its present sources of supplies are adequate to meet its needs for the foreseeable future. The Company believes that such supplies are available from alternative sources at comparable prices. Absent an industry-wide shortage of photographic developing supplies, the Company believes that the failure to maintain its relationship with either Eastman Kodak or Mitsubishi Imaging will not have a material adverse effect on the Company.

     Customers

     For the fiscal year ended November 30, 2001, there was no one customer of the Company which accounted for more than 10% of the Company's total photography business or upon whom the Company is dependent for material portions of its sales, revenues or earnings. However, the loss of one or more of the Company's current customers could have an adverse effect on the Company.

     Competitive Conditions

     The photographic processing business is highly competitive. There are a large number of professional photographic laboratories offering services similar to those offered by the Company, some of whom have substantially greater resources and experience than the Company.

     Employees

     As of February 25, 2002, the Company employed approximately 20 persons.

     Recent Events

     The Company is currently negotiating the acquisition of two financial services businesses involved in the prearrangement of death care. No definitive binding acquisition agreements have been executed with either of these businesses to the date of filing of this Form 10-KSB. The negotiations contemplate that the acquisitions will be completed through the issuances of a significant number of shares of the Company's Common Stock. Such issuances would result in a change in control of the Company.

Item 2.   Description of Property

     The Company's executive offices are located at 880 South Lake Boulevard, Mahopac, New York 10541. These offices contain approximately 250 square feet and are leased by the Company from an unaffiliated third party for a monthly base rental of $525. The lease expires in May 2004.

     Kelly Color owns the land and the building located at 513 East Union Street, Morganton, North Carolina. The building contains approximately 15,000 square feet of space, housing the subsidiary's offices, photographic laboratory, shipping and storage areas. This property is not subject to any mortgage or other encumbrance.

     The Company believes that its current facilities are adequate for the Company's current requirements.

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

     None.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board, maintained by the National Association of Securities Dealers, Inc., under the symbol WINT. The following table sets forth the high and low bid quotations for the Company's Common Stock for each fiscal quarter during the last two fiscal years:

2001                     High Bid                Low Bid
1st Fiscal Quarter       $2.75                   $2.75
2nd Fiscal Quarter       $2.75                   $1.60
3rd Fiscal Quarter       $1.60                   $1.60
4th Fiscal Quarter       $1.60                   $1.60

      2000               High Bid                Low Bid
1st Fiscal Quarter       $2.75                   $2.75
2nd Fiscal Quarter       $2.75                   $2.75
3rd Fiscal Quarter       $2.75                   $2.75
4th Fiscal Quarter       $2.75                   $2.75


      The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

      (b) As of February 4, 2002, there were 207 record holders of the Company's common stock.

      (c) During the two fiscal years ended November 30, 2001 and November 30, 2000, the Company did not declare or pay any cash dividends to its shareholders. The Company is not a party to any loan agreement or other document which places restrictions on the payment of cash dividends by the Company. Unless corporate earnings are sufficient to justify the payment of cash dividends, as determined in the sole discretion of the Company's Board of Directors, the Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Financial Condition and Liquidity

The Company's working capital (current assets minus current liabilities) increased by $356,779 to $925,072 at November 30, 2001, as compared to $568,293 at November 30, 2000. This increase is primarily the result of a reclassification of U.S. Government securities from Other Assets to Current Assets, due to their maturation in less than one year from November 30, 2001. The net amount of the U.S. Government securities reclassified was $414,917. The increase in working capital was offset in part by the use of cash for operating activities, the purchase of stock for the Company treasury, and the purchase of equipment, all as described below.

Net cash used by operating activities amounted to $49,824. This resulted primarily from a net loss, an increase in investment in trading securities, and an increase in prepaid expenses, offset in part by depreciation, a non-cash expense. The Company also purchased 9,800 shares of its common stock for its treasury at a cost of $24,594, and purchased equipment in the amount of $40,897.

At the end of May, the Company moved its administrative offices to a smaller, more efficient space. Since the move was local, moving cost was minimal. The Company estimates that the move resulted in reduced occupancy expense of approximately $6,000 in the current fiscal year.

The Company deems its present facilities and equipment to be adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity is adequate for its current needs.

Results of Operations

Net sales for the year ended November 30, 2001 (the "Current
Period") decreased by $24,724, or 2.3%, as compared to the year ended November 30, 2000 (the "2000 Period"), due to a decrease in sales volume for the Company's operating subsidiary, Kelly Color Laboratories, Inc., primarily as a result of recessional factors. To date, the Company has seen no material impact of digital photography on Kelly Color's business. However, the Company cannot give any assurance that the movement toward digital photography will not have a material effect on Kelly Color sales in the future.

Cost of sales as a percentage of sales ("COS") were 64.5% in the Current Period as compared to COS of 65.8% in the 2000 Period, primarily due to reduced cost of materials at Kelly Color, particularly photographic paper. In the Current Period, selling, general and administrative expenses as a percentage of sales ("SG&A") were 44.5% as compared to 43.8% in the 2000 Period, due primarily to lower absorption of fixed costs resulting from decreased sales.

The Company earned investment income of $66,764 in the Current Period as compared to $87,024 in the 2000 Period, due to comparatively uncertain market conditions in the latter part of the Current Period.

In the Current Period, the Company had a net loss before provision for income taxes of $28,336 as compared to a net loss of $15,635 in the 2000 Period. Loss per share was $.14 in the Current Period as compared to $.07 in the 2000 Period, due to factors previously mentioned.

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Directors and executive officers of the Company are as follows:

                      Positions and          Has served as
                      Offices                Director
Name            Age   with Registrant        Continuously Since

Peter Walker    55    President, CEO                 1973
                      and Chairman

Richard Norris  55    Vice-President,                1981
                      Secretary, Treasurer
                      and a Director

Charles Snow    69    Director                       1976

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

      Richard Norris has been a Vice-President of the Company since 1983, Treasurer of the Company since 1977 and Secretary since 1984. For more than 5 years prior thereto, he was employed in the Company's financial department as Assistant Treasurer, Controller and Assistant Controller.

      Charles Snow, a principal of the law firm of Snow Becker Krauss P.C., general counsel to the Company, has been engaged in the practice of law for more than 30 years.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for the period from December 1, 2000 through November 30, 2001, all filing requirements applicable to its officers, directors and greater then ten percent beneficial owners were complied with.

Item 10. Executive Compensation


      Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended November 30, 2001, 2000 and 1999, by Peter Walker, the Company's Chief Executive Officer at November 30, 2000 and for all of such fiscal years. Mr. Walker is the Company's only executive officer whose total compensation exceeded $100,000 in each of such years.


                                Annual Compensation


Name and
Principal Position      Year     Salary($)     Bonus($)


Peter Walker, Chief     2001     $100,000     $     0
Executive Officer and   2000      100,000           0
Director                1999      100,000      10,000

      The Company did not grant any stock options, nor were any options exercised, during the fiscal year ended November 30, 2001. The Company has no long-term incentive plan awards.

      Directors Fees

      Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of February 25, 2002, certain information concerning those persons known to the Company to be the beneficial owners of more than five percent of the common stock of the Company, the number of shares of common stock of the Company owned by each of the directors of the Company, individually, and by all directors and executive officers of the Company as a group:

Name and Address         Amount and Nature of         Percent of
Beneficial Owners        Beneficial Ownership(1)      Class(2)

Peter Walker(3)               116,939(4)              51.2%

Richard Norris(3)               3,320                  1.5%

Charles Snow                    2,151                   .9%
605 Third Avenue
New York, NY 10158

Peter Walker as Trustee of     67,562(5)              29.6%
The Robert Walker Life
Insurance Trust(3)

All Officers and Directors
as a Group (Three Persons)    122,410(4)              53.6%
_________________________________

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2)  Based on 228,271 shares outstanding as of February 25, 2002.

(2) The address of this person is c/o the Company, 880 South Lake
Boulevard, Mahopac, New York 10541.

(3) Includes the following shares as to which Peter Walker disclaims beneficial ownership to the extent such shares are held for the benefit of Richard Walker, who is Peter Walker's brother: (a) 67,562 shares held in trust for the benefit of Peter Walker and Richard Walker, under the Robert Walker Life Insurance Trust, as to which Peter Walker serves as trustee; and (b) 16,500 shares held in trust for the benefit of Peter Walker, as to which Peter Walker serves as trustee.

(5) The beneficiaries of the Robert Walker Life Insurance Trust are Peter Walker (45,000 shares) and Richard Walker (22,562 shares). Peter Walker, as Trustee of this Trust, has voting power over the shares held by this Trust.

Item 12.  Certain Relationships and Related Transactions

     None.

Item 13.  Exhibits and Reports on Form 8-K.

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

      None.

      Walker International Industries, Inc.
      Index to Consolidated Financial Statements

                                                    Page

      Report of Independent Certified Public
      Accountants                                   F-1

      Consolidated Balance Sheet as of
      November 30, 2001                             F-2

      Consolidated Statements of Income and
      Comprehensive Income for each of the
      two years in the period ended
      November 30, 2001                             F-3

      Consolidated Statements of Stockholders'
      Equity for each of the two years in
      the period ended November 30, 2001            F-4

      Consolidated Statements of Cash Flows
      for each of the two years in the
      period ended November 30, 2001                F-5

      Notes to Consolidated Financial Statements    F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  The Shareholders and Board of Directors
  Walker International Industries, Inc. and Subsidiaries


      We have audited the accompanying consolidated balance sheet of Walker International Industries, Inc. and Subsidiaries as of November 30, 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walker International Industries, Inc. and Subsidiaries as of November 30, 2001, and the consolidated results of its operations and its cash flows for the years ended November 30, 2001 and 2000, in conformity with generally accepted accounting principles.





                                   Kofler, Levenstein, Romanotto & Co., P.C.
                                   Certified Public Accountants


  Rockville Centre, New York
  January 10, 2002

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               NOVEMBER 30, 2001

                                     ASSETS

Current assets
 Cash and cash equivalents                                $  456,803
 Trading securities - at market                               32,979
 Accounts receivable - less allowance for doubtful
   accounts of $1,000                                         27,408
 Inventories                                                  53,658
 Prepaid expenses                                             32,149
 Prepaid income taxes                                            882
 U.S. Government securities                                  414,917
        Total current assets                               1,018,796

Property, plant and equipment - at cost                    1,082,905
 Less accumulated depreciation                               900,084
                                                             182,821

Security deposit                                                 725

        Total                                             $1,202,342

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                    $   83,971
  Customer deposits                                            9,753
        Total current liabilities                             93,724

Stockholders' equity
 Common stock, $.10 par value, authorized
   1,000,000 shares, issued 477,810 shares                    47,781
 Additional paid-in capital                                1,082,843
 Retained earnings                                           642,325
                                                           1,772,949
 Less treasury stock - at cost - 246,539 shares              664,331
        Total stockholders' equity                         1,108,618

        Total                                             $1,202,342

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                             Years ended November 30,
                                                2001          2000

Net sales                                   $1,053,615     1,078,339


Costs and expenses
 Cost of sales                                 679,927       709,178
 Selling, general and administrative           468,788       472,598
 Recovery of bad debts                              -           (778)
                                             1,148,715     1,180,998

        Operating loss                         (95,100)     (102,659)

Investment income                               66,764        87,024


        Loss before provision for income taxes (28,336)      (15,635)

Provision for income taxes                       3,967         2,884

        Net loss                               (32,303)      (18,519)

Other comprehensive income, net of
 $0 income tax
 Unrealized loss on available-for-sale
   securities                                       -         (9,000)

        Total comprehensive income          $  (32,303)   $  (27,519)

Basic and diluted earnings per common share      $(.14)        $(.07)

Weighted average number of common shares
 used in basic and diluted earnings per share  234,604       242,861

              WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         TWO YEARS ENDED NOVEMBER 30, 2001

                  Common
                   Stock   Capital             Accumulated
                   $.10   in Excess               Other                              Total
                    Par    of Par    Retained  Comprehensive   Treasury Stock    Stockholders'
                   Value    Value    Earnings    Income       Shares     Cost       Equity
Balance -
  December 1, 1999
              $   47,781 $1,082,843  $ 693,147  $  9,000     226,767 $ (611,279)  $1,221,492

  Acquisition of
   common stock
   for treasury                                                9,972    (28,458)    (28,458)

  Comprehensive
   income
    Net loss for year                  (18,519)                                     (18,519)

  Unrealized loss
   on available-
   for-sale
   securities                                     (9,000)                            (9,000)

Balance -
  November 30, 2000
              $   47,781  1,082,843    674,628        -      236,739   (639,737)  1,165,515

  Acquisition of common
   stock for treasury                                          9,800    (24,594)    (24,594)

  Comprehensive income
   Net loss for year                   (32,303)                                     (32,303)

Balance -
  November 30, 2001
              $   47,781 $1,082,843  $ 642,325  $     -      246,539 $ (664,331) $1,108,618

     The number of common shares issued was 477,810 as of November 30, 2001 and 2000.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             Years ended November 30,
                                                2001          2000
Cash flows from operating activities
 Net loss                                   $  (32,303)   $  (18,519)
 Items not requiring the current use of cash
   Depreciation                                 39,182        40,754
   Amortization of bond premium and discount      (586)       (2,344)
   Recovery of bad debts                            -           (778)
 Changes in items affecting operations
   Investment in trading securities            (32,979)        1,929
   Accounts receivable                          (1,473)        3,735
   Inventories                                  (1,808)       25,144
   Prepaid expenses                            (13,246)        2,795
   Income taxes                                  2,504         1,594
   Security deposits                               975            -
   Accounts payable and accrued expenses        (4,314)      (24,764)
   Customer deposits                            (5,776)      (11,128)
        Net cash provided (used) by
          operating activities                 (49,824)       18,418

Cash flows from investing activities
 Payments for purchase of equipment            (40,897)      (41,503)
 Purchase of held-to-maturity securities            -       (443,829)
 Maturity of held-to-maturity securities        30,000       525,000
        Net cash provided (used) by
         investing activities                  (10,897)       39,668

Cash flows from financing activities
 Acquisition of common stock for treasury      (24,594)      (28,458)
        Net cash used by financing activities  (24,594)      (28,458)

        Net increase (decrease) in cash
          and cash equivalents                 (85,315)       29,628

Cash and cash equivalents - beginning          542,118       512,490

Cash and cash equivalents - end             $  456,803    $  542,118

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       TWO YEARS ENDED NOVEMBER 30, 2001


Supplemental Cash Flow Information

    Net cash provided by operating activities reflects cash payments for income taxes of approximately $2,500 in 2001 and $1,300 in 2000.


Supplemental Schedule of Non-Cash Operating Activity

    During 2000, the Company received, in lieu of cash, investment securities with a value of $778 to satisfy a previously written off accounts receivable.

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

Advertising - The Company follows the policy of charging the cost of advertising to expense as incurred. The Company incurred advertising costs of $23,000 (2001) and $23,000 (2000).

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

    Management does not believe significant credit risk exists at November 30, 2001.


(NOTE C)  -  INVESTMENT SECURITIES

    Included in held-to-maturity securities are the following:

                                                    Gross
                                                 Unrealized   Estimated
   Description                           Cost       Gain     Fair Value

U.S. Government securities -
  maturing January 31, 2002         $  414,917   $    3,067 $  417,984

    Included in trading securities are the following:


                                                  Estimated   Carrying
   Description                           Cost    Fair Value    Amount

Equity securities                   $   31,806   $   32,979 $   32,979


(NOTE D)  -  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments at November 30, 2001, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

(NOTE E)  -  INVENTORIES

    Inventories are summarized as follows:

        Raw materials                       $   29,059
        Work-in-process                          4,572
        Finished goods                          20,027

                                            $   53,658


(NOTE F)  -  PROPERTY, PLANT AND EQUIPMENT

    The following tabulation sets forth the major classifications of property, plant and equipment:

        Land                                $   16,500
        Buildings and leasehold improvements   228,309
        Equipment                              686,816
        Office furniture and equipment         102,518
        Transportation equipment                48,762

                                            $1,082,905


(NOTE G)  -  INVESTMENT INCOME

    The analysis of investment income is as follows:

                                             Years ended November 30,
                                                2001          2000

     Interest and dividends                  $   44,031    $   51,397
     Realized gain on sale of trading
       securities                                21,560        35,305
     Unrealized gain on trading securities        1,173           322

                                             $   66,764    $   87,024

(NOTE H)  -  INCOME TAXES

       The components of income tax expense are as follows:

                                              Years ended November 30,
                                                2001          2000

        Current
         State and local                  $    3,967    $    2,884


    The components of deferred tax asset are as follows:

                                                    November 30,
                                                2001          2000

        Net operating loss carryforward     $  568,145    $  559,201
        Other                                    7,789        14,866
                                               575,934       574,067
        Valuation allowance                   (575,934)     (574,067)

             Carrying value                 $       -     $       -

    The Company has available a net operating loss carryforward of approximately $1,561,000 expiring from 2003 through 2016.

    The provision for income taxes for each of the two years in the period ended November 30, 2001, differs from the statutory federal income tax rate as follows:

                                             Years ended November 30,
                                                2001          2000

    Income tax at the statutory federal
      income tax rate                       $  (10,983)   $   (5,316)

     Increases (reductions) in taxes
       result from the following:
          State and local income taxes,
            net of federal tax benefit           2,618         1,904
          Provision (benefit) of operating
           loss carryforward                    10,552         3,929
          Other - net                            1,780         2,367

    Tax provision on financial statements   $    3,967    $    2,884

(NOTE I)  -  COMMITMENTS AND CONTINGENCIES

    The total rent expense for all operating leases except those with terms of a month or less that were not renewed was $12,150 (2001) and $18,000 (2000).

    The Company leases office space under a lease expiring in May 2004. The lease provides for rent escalations based on the consumer price index.

    Future minimum lease payments for operating leases with initial or remaining noncancelable lease term in excess of one year are as follows:

    Year ended November 30,


        2002                                $    6,300
        2003                                     6,300
        2004                                     3,150

                                            $   15,750

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

              COMPUTATION OF AVERAGE NUMBER OF SHARES OUTSTANDING


                                              Years ended November 30,
                                                 2001          2000

Weighted average number of shares issued        477,810       477,810


Weighted average number of treasury shares      243,206       234,949

Weighted average number of shares               234,604       242,861

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2002

                            WALKER INTERNATIONAL INDUSTRIES, INC.


                                 By:/s/ Peter Walker
                                        Peter Walker, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name             Titles                         Date


/s/ Peter Walker President, Chief Executive     February 25, 2002
Peter Walker     Officer and Chairman
                 (Principal Executive Officer)


/s/ Richard
    Norris       Vice-President, Treasurer      February 25, 2002
Richard Norris   Secretary and Director
                 (Principal Financial
                 and Accounting Officer)


/s/ Charles Snow Director                       February 25, 2002
Charles Snow

                               EXHIBIT INDEX

Exhibit No.         Description

21.1               Subsidiaries of Registrant


                              EXHIBIT 21.1


                       Subsidiaries of Registrant

                                State of           % of Voting
       Name                   Incorporation      Securities Owned

Department Store
Photography, Inc.             New York             100

The Three Dimensional
Photography Corporation       New York             91.39

Kelly Color
Laboratories, Inc.            North Carolina       100