Form 10QSB
period 2002-02-28
WALKER INTERNATIONAL INDUSTRIES INC
filed 2002-04-22
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: February 28, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the transition period from _________ to __________

                         Commission file number: 0-5418

                      Walker International Industries, Inc.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              13-2637172
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              370 Old Country Road
                           Garden City, New York 11530
                    (Address of principal executive offices)

                                 (516) 746-4141
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 684,825 shares of the registrant's common stock, par value $.10 per share, outstanding as of April 15, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]


                      Walker International Industries, Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended February 28, 2002

                                Table of Contents

                                                                                                               Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Consolidated Balance Sheets at February 28, 2002 (unaudited) and November
     30, 2001.............................................................................................        3
   Consolidated Statements of Income and Comprehensive Income for the Three Months
     Ended February 28, 2002 (Unaudited) and February 28, 2001 (Unaudited)................................        4
   Consolidated Statements of Cash Flows for the Three Months Ended February 28,
     2002 (Unaudited) and February 28, 2001 (Unaudited)...................................................        5
   Notes to Consolidated Financial Statements.............................................................        6
Item 2.  Management's Discussion and Analysis or Plan of Operation........................................        7

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................................................       10
Item 2.  Changes in Securities............................................................................       10
Item 3.  Defaults Upon Senior Securities..................................................................       11
Item 4.  Submission of Matters to a Vote of Security Holders..............................................       11
Item 5.  Other Information................................................................................       11
Item 6.  Exhibits and Reports on Form 8-K.................................................................       17

Signatures................................................................................................       18

Exhibit Index.............................................................................................       19

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 February 28,        November 30,
                                                                                     2002                2001
                                                                                ---------------    ----------------
ASSETS:                                                                          (Unaudited)
Current assets -
   Cash and cash equivalents.................................................   $      789,747     $       456,803
   Trading securities - at market............................................               --              32,979
   Accounts receivable - less allowance for doubtful accounts of $1,000......            9,211              27,908
   Inventories...............................................................           46,313              53,658
   Prepaid expenses..........................................................           18,555              32,149
   Prepaid income taxes......................................................            2,284                 882
   U.S. Government securities................................................               --             414,917
                                                                                ---------------    ----------------
     Total current assets....................................................          866,110           1,018,796
                                                                                ---------------    ----------------

Property, plant and equipment - at cost......................................        1,136,865           1,082,905
Less accumulated depreciation................................................          910,832             900,084
                                                                                ---------------    ----------------
     Total property plant and equipment......................................          226,033             182,821
                                                                                ---------------    ----------------

Security deposit.............................................................              725                 725
                                                                                ---------------    ----------------

       Total assets..........................................................   $    1,092,868     $     1,202,342
                                                                                ===============    ================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities -
   Accounts payable and accrued expenses.....................................   $       37,182     $        83,971
   Customer deposits.........................................................            1,189               9,753
                                                                                ---------------    ----------------
     Total current liabilities...............................................           38,371              93,724
                                                                                ---------------    ----------------

Stockholders' equity -
   Common stock, $.10 par value, authorized 1,000,000 shares, issued
     477,810 shares..........................................................           47,781              47,781
   Additional paid-in capital................................................        1,082,843           1,082,843
   Retained earnings.........................................................          593,026             642,325
                                                                                ---------------    ----------------
                                                                                     1,723,650           1,772,949
   Less: treasury stock - at cost - 249,539 and 246,539 shares, respectively.          669,153             664,331
                                                                                ---------------    ----------------
     Total stockholders' equity..............................................        1,054,497           1,108,618
                                                                                ---------------    ----------------
       Total liabilities and stockholders' equity............................   $    1,092,868     $     1,202,342
                                                                                ===============    ================


See accompanying notes to consolidated financial statements.


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                                        Three Months Ended
                                                                                -----------------------------------
                                                                                 February 28,        February 28,
                                                                                     2002                2001
                                                                                ---------------    ----------------
                                                                                 (Unaudited)          (Unaudited)
Net sales....................................................................   $      199,416     $       211,603
Costs and expenses  -
   Cost of sales ............................................................          163,543             164,751
   Selling, general and administrative.......................................           90,598             112,929
                                                                                ---------------    ----------------
                                                                                       254,141             277,680
                                                                                ---------------    ----------------
     Operating loss..........................................................          (54,725)            (66,077)

Investment income............................................................            5,426              25,437
                                                                                ---------------    ----------------
     Net loss................................................................          (49,299)            (40,640)

Other comprehensive income...................................................               --                  --
                                                                                ---------------    ----------------
     Comprehensive loss......................................................   $      (49,299)    $       (40,640)
                                                                                ===============    ================

Loss per common share........................................................   $         (.21)    $          (.17)
                                                                                ===============    ================
Weighted average number of common shares outstanding.........................          229,371             239,904
                                                                                ===============    ================

See accompanying notes to consolidated financial statements.



             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                -----------------------------------
                                                                                 February 28,        February 28,
                                                                                     2002                2001
                                                                                ---------------    ----------------
                                                                                 (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
   Net loss..................................................................   $      (49,299)    $       (40,640)
   Items not requiring the current use of cash -
     Depreciation............................................................           10,748               8,891
     Amortization of bond premium and discount...............................              (83)               (152)
   Changes in items affecting operations -
     Investment in trading securities........................................           32,979              (9,180)
     Accounts receivable.....................................................           18,197              11,011
     Inventories.............................................................            7,345                (228)
     Prepaid expenses........................................................           13,594               1,161
     Prepaid income taxes....................................................           (1,402)               (299)
     Accounts payable and accrued expenses...................................          (46,789)            (13,798)
     Customer deposits.......................................................           (8,564)             (8,136)
                                                                                ---------------    ----------------
       Net cash used by operating activities.................................          (23,274)            (51,370)
                                                                                ---------------    ----------------

INVESTING ACTIVITIES:
   Maturity of held to maturity securities...................................          415,000                  --
   Payments for purchase of equipment........................................          (53,960)             (4,699)
                                                                                ---------------    ----------------
       Net cash provided (used) by investing activities......................          361,040              (4,699)
                                                                                ---------------    ----------------

FINANCING ACTIVITIES:
   Acquisition of common stock for treasury..................................           (4,822)             (8,250)
                                                                                ---------------    ----------------
       Net cash used by financing activities.................................           (4,822)             (8,250)
                                                                                ---------------    ----------------

Net increase (decrease) in cash and cash equivalents.........................           332,944            (64,319)
Cash and cash equivalents - beginning........................................           456,803            542,118
Cash and cash equivalents - end..............................................   $       789,747    $       477,799
                                                                                ===============    ================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for income taxes............................................   $        1,402     $           299
                                                                                ===============    ================

See accompanying notes to consolidated financial statements.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

NOTE A - PREPARATION; PRESENTATION

         The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Walker International Industries, Inc. and Subsidiaries, all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of February 28, 2002, and results of operations and cash flows for the quarters ended February 28, 2002 and 2001. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year. Certain amounts from the previous year have been reclassified to conform to the current year presentation.

NOTE B - INVESTMENT SECURITIES

         The change in net unrealized holding loss on trading securities that has been included in earnings during the period amounted to $1,173.

NOTE C - INVENTORIES

         An analysis of inventories is as follows:

                                                                                February 28,        November 30,
                                                                                    2002                2001
                                                                             ------------------  ------------------
         Raw materials.....................................................  $          25,522   $          29,059
         Work-in-process...................................................                557               4,572
         Finished goods....................................................             20,234              20,027
                                                                             ------------------  ------------------
                                                                                $       46,313     $        53,658
                                                                                ===============    ================


NOTE D - PROVISION FOR INCOME TAXES

         The provision for income taxes consists solely of state and local taxes.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Walker International Industries, Inc. ("Walker") and, unless the context indicates otherwise, includes Walker's wholly-owned subsidiary, Kelly Color, Inc. ("Kelly").

Introductory Comment - Forward-Looking Statements.

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:


-    the results our business strategies and future plans of operations,
- our ability to integrate our recent acquisitions of American DataSource, Inc. ("ADS") and National Preplanning, Inc. ("NPI") into our business and administrative operations,
- our ability to obtain stockholder approval for the issuance of shares to permit the conversion of promissory notes we issued in connection with our acquisitions of ADS and NPI,
- general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
-    our historical losses,
- the decline in sales by our Kelly subsidiary due to the rising use of digital cameras,
- the competitive environments within the photographic development, funeral home administrative services and pre-arranged death care services industries,
-    our ability to raise additional capital, if and as needed,
-    the cost-effectiveness of our product and service development activities,
-    political  and  regulatory  matters  affecting  the  industries in which we operate,
- our ability to combine our various operations so that they may work together and grow successfully,
- the market acceptance, revenues and profitability of our current and future products and services,
- the extent that our sales network and marketing programs achieve satisfactory response rates, and
- the other risks detailed in this Quarterly Report on Form 10-QSB and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB, our Current Report on Form 8-K (Date of Report: March 19, 2001), our Annual Report on Form 10-KSB for the year ended November 30, 2001 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in the Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Financial Condition and Liquidity

Our liquidity (current assets minus current liabilities) decreased by $97,333 to $827,739 at February 28, 2002, as compared to $925,072 at November 30, 2001. This decrease primarily is the result of a net loss for the quarter and payments for the purchase of equipment as described below.

Net cash used by operating activities amounted to $23,274. This resulted primarily from a net loss of $49,299 and a decrease in accounts payable and accrued expenses of $46,789, offset, in part, by decreases in investment in trading securities of $32,979, accounts receivable of $18,197 and prepaid expenses of $13,594. We purchased equipment in the amount of $53,960, and stock for our treasury in the amount of $4,822.

We deem our present facilities and equipment to be adequate for our immediate needs and we have no material commitments for capital expenditures. We believe our present liquidity is adequate for our current and long-term needs.

Results of Operations

Net sales for the period ended February 28, 2002 ("Fiscal 2002") were $199,416, representing a decrease of $12,187 from sales in the comparable period in 2001 ("Fiscal 2001"). This decrease was due to reduced sales volume at our Kelly Color subsidiary primarily resulting from recessionary factors.

In Fiscal 2002, cost of sales as a percentage of sales was 82.0%, as compared to 85.4% in Fiscal 2001, primarily as a result of the reduced cost of certain raw materials. In Fiscal 2002, selling, general and administrative expenses were 45.4% as a percentage of sales, as compared to 45.9% in Fiscal 2001. We earned investment income of $5,426 in Fiscal 2002, as compared to $25,437 in Fiscal 2001.

In Fiscal 2002, we had a loss before provision for income taxes of $49,299, as compared to $40,640 in Fiscal 2001, primarily due to factors previously mentioned. In Fiscal 2002, net loss per share was $.21 compared to $.17 in Fiscal 2001.

Inflation And Increasing Interest Rates

In the past two fiscal years, inflation has not had a significant impact on our business. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results. Although our current debt charges are fixed, if we choose to raise additional funds through the sale of debt securities, even minor increases in interest rates could increase our cost of capital and increase our interest expense.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission on February 26, 2002 (Commission File No.:0-5418), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.


Item 2.  Changes in Securities.

In March 2002, we issued to the former stockholder of American DataSource, Inc. and his designees an aggregate of 183,984 shares of our common stock and our 18% subordinated promissory notes in the aggregate principal amount of $500,000 in connection with our acquisition of ADS. These securities were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act. Further information concerning this acquisition is provided in Item 5 of Part II of this Current Report on Form 10-QSB.

In March 2002, we issued to the former stockholders of National Preplanning, Inc. an aggregate of 272,573 shares of our common stock and our 18% subordinated promissory notes in the aggregate principal amount of $750,000 in connection with our acquisition of NPI. These securities were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act. Further information concerning this acquisition is provided in Item 5 of Part II of this Current Report on Form 10-QSB.

In January 2002, we acquired 3,000 shares of our common stock from a trust in which our then president, Peter Walker, served as a trustee. The purchase price for these shares was $4,822. Mr. Walker disclaims beneficial ownership of these shares and the proceeds of their sale.

Payment of the subordinated promissory notes issued in the ADS and NPI acquisitions is subject to our acquisition of an unaffiliated investment management and technology company serving the funeral and cemetery industry. These notes are being held in escrow until the unaffiliated party acquisition is completed or abandoned. The notes will be delivered to their respective registered owners if we complete this unaffiliated party acquisition. The notes will be returned to us for cancellation if such acquisition is abandoned or does not occur on or before September 30, 2002. We have the right to deliver a total of 187,570 shares of our common stock in full satisfaction of the promissory notes we issued in the ADS acquisition and a total of 277,870 shares in payment of the promissory notes we issued in the NPI acquisition. The promissory notes were issued as part of the consideration in the two acquisitions in order to provide for the contingency that we may be able to complete the unaffiliated party acquisition within certain parameters. Although NPI has had previous discussions with the acquisition candidate, we have not entered into a definitive agreement or letter of intent to acquire such unaffiliated party, and we may not acquire that company by September 30, 2002, or at all.


Item 3.  Defaults on Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

On March 19, 2002, we acquired ADS and NPI through mergers of such companies with two of our wholly owned subsidiaries that we formed to effectuate the acquisitions. ADS provides administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts. NPI, a development stage company, is a managing general insurance agency and third party marketer of prearranged death care services to corporations, unions and affinity groups.

In the ADS acquisition, we issued to James N. Lucas, Sr., the sole stockholder of ADS prior to our acquisition of the company, 183,984 shares of our common stock, together with our 18% subordinated promissory note in the principal amount of $500,000 due November 30, 2002 and $325,000 in cash. At the direction of Mr. Lucas, we delivered 91,992 of such shares and $250,000 principal amount of such notes to an irrevocable trust for the benefit of Mr. Lucas' adult children and delivered 45,996 of such shares and $125,000 principal amount of such notes to Mr. Lucas' adult son, James N. Lucas, Jr.

In the NPI acquisition, we issued to the stockholders of NPI, a total of 272,573 shares of our common stock, together with our 18% subordinated promissory note in the aggregate principal amount of $750,000 due November 30, 2002. Mitchell Segal, the president, chief executive officer, and the owner of approximately 67.5% of the outstanding shares of NPI prior to our acquisition of the company, received 183,967 of such shares and $506,221 principal amount of such notes.

Payment of the subordinated promissory notes issued in the ADS and NPI acquisitions is subject to our acquisition of an unaffiliated investment management and technology company serving the funeral and cemetery industry. These notes are being held in escrow until the unaffiliated party acquisition is completed or abandoned. The notes will be delivered to their respective registered owners if we complete this unaffiliated party acquisition. The notes will be returned to us for cancellation if such acquisition is abandoned or does not occur on or before September 30, 2002. We have the right to deliver a total of 187,570 shares of our common stock in full satisfaction of the promissory notes we issued in the ADS acquisition and a total of 277,870 shares in payment of the promissory notes we issued in the NPI acquisition. The promissory notes were issued as part of the consideration in the two acquisitions in order to provide for the contingency that we may be able to complete the unaffiliated party acquisition within certain parameters. Although NPI has had previous discussions with the acquisition candidate, we have not entered into a definitive agreement or letter of intent to acquire such unaffiliated party, and we may not acquire that company by September 30, 2002, or at all.

The consideration issued in the merger transactions was determined in arms-length negotiations among the parties.

We have agreed to register a total of 91,308 shares of our common stock that we issued in the ADS and NPI acquisitions for resale by the former stockholders of ADS and NPI. Such 91,308 shares represent approximately 20% of the shares of our common stock that we issued in the two acquisitions.

We have entered into an employment agreement with Mitchell Segal to serve as our president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, we will pay Mr. Segal an annual base salary of $200,000 for 2002, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of our net income, provided our net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with us is terminated by us except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by our board of directors.

We also have entered into an employment agreement with Peter Walker to serve as president of our Kelly Color Laboratories, Inc. subsidiary through March 18, 2012. Under Mr. Walker's employment agreement, we will pay Mr. Walker an annual base salary of $100,000, plus a monthly non-accountable expense allowance of $1,000. Mr. Walker's employment agreement does not require Mr. Walker to devote a minimum number of hours to the business of Kelly Color. Mr. Walker's employment agreement does require us to use our best efforts to cause Mr. Walker to be nominated for election to our board of directors during the term of Mr. Walker's employment agreement.

Historical financial statements of ADS and NPI were provided in our Current Report on Form 8- K (Date of Report: March 19, 2002) which we filed with the SEC on April 3, 2002. We have set forth certain pro forma financial information concerning the effects of these two acquisitions beginning on the following page.

                      Walker International Industries, Inc.

  Introduction to Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined balance sheet as of December 31, 2001 and the unaudited pro forma condensed combined statement of operations for the year ended December 31, 2001, are based on the historical financial statements of Walker International Industries, Inc. ("Walker"), National Preplanning, Inc. ("NPI") and American DataSource, Inc. ("ADS") and give effect to the pro forma adjustments described in this introduction and the notes to the unaudited pro forma condensed combined financial information that follow as though the acquisitions of NPI and ADS as of March 19, 2002 had been consummated at December 31, 2001 for the unaudited condensed combined balance sheet and at January 1, 2001 for the unaudited condensed combined statements of operations for the year ended December 31, 2001.

The unaudited pro forma condensed combined financial statements should be read in conjunction with the notes to the unaudited pro forma condensed combined financial information that follow and with the historical financial statements of Walker as filed in its Annual Report on Form 10-KSB for the year ended November 30, 2001 and the separate historical financial statements of NPI and ADS for the year ended December 31, 2001 included in Walker's Current Report on Form 8-K (Date of Report: March 19, 2002) filed with the SEC on April 3, 2002. The unaudited pro forma condensed combined financial statements are not necessarily indicative of the combined company's financial position or results of operations that would have been achieved had the acquisitions been consummated at December 31, 2001 for the unaudited pro forma condensed combined balance sheet and at January 1, 2001 for the unaudited pro forma condensed combined statement of operations for the year ended December 31, 2001.

Under the terms of merger agreements, each dated as of March 19, 2002, Walker purchased all of the issued and outstanding common stock of NPI and ADS. The pro forma adjustments reflect the transactions using the purchase method of accounting and assume that NPI, not Walker, is the acquirer for accounting purposes, and are based on available information and certain estimates and assumptions set forth in the notes to the unaudited pro forma condensed combined financial information. NPI will establish a new basis for Walker and ADS assets and liabilities based upon an allocation of the fair value of the acquisition. The unaudited pro forma financial information reflects our best estimates; however, the actual amounts may differ from the pro forma amounts.


                      Walker International Industries, Inc.

                 Pro Forma Condensed Consolidated Balance Sheet
                                December 31, 2001
                                   (Unaudited)

                                                    Historical
                                    --------------------------------------------
                                         NPI           Walker           ADS
                                    December 31,    November 30,   December 31,       Pro Forma       Consolidated
                                        2001            2001           2001          Adjustments        Pro Forma
                                    -------------  -------------  --------------  -----------------  --------------
ASSETS:
Current assets -
   Cash and cash equivalents.....   $         --   $    456,803   $      8,398    $   (325,000) [1]  $     140,201
   Marketable securities.........             --         32,979             --                              32,979
   Accounts receivable...........             --         27,408        191,775                             219,183
   Inventories...................             --         53,658             --                              53,658
   U.S. Government securities....             --        414,917             --                             414,917
   Prepaid expenses and other
     current assets..............             --         33,031         50,000                              83,031
                                    -------------  -------------  --------------                     --------------
       Total current assets......             --      1,018,796        250,173                             943,969

Property and equipment, net......         11,032        182,821        376,856        (182,821) [1]        387,888

Other assets -
   Other assets..................         17,020            725             --            (725) [1]         17,020
   Deferred tax asset............             --             --         25,000         (25,000) [1]             --
   Intangibles - customer list...             --             --             --         404,929  [1]        404,929
                                    -------------  -------------  --------------  -------------      --------------
     Total assets................   $     28,052   $  1,202,342   $    652,029                       $   1,753,806
                                    =============  =============  ==============                     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities -
   Accounts payable and accrued
     expenses....................   $    122,085   $     83,971   $    151,041                       $     357,097
   Accrued wages - stockholder...        304,025             --             --    $   (304,025) [2]             --
   Due to stockholder............         33,199             --         61,000                              94,199
   Customer deposits.............             --          9,753             --                               9,753
                                    -------------  -------------  --------------                     --------------
       Total current liabilities.        459,309         93,724        212,041                             461,049

Other liabilities -
   Long term debt................        155,865             --             --                             155,865
   Negative goodwill, net........             --             --        138,378        (138,378) [1]             --
                                    -------------  -------------  --------------                     --------------
       Total liabilities.........        615,174         93,724        350,419                             616,914
                                    -------------  -------------  --------------                     --------------

Stockholders' (deficiency) equity -
   Common stock..................         73,743         47,781          1,000         (53,743) [1]         68,781
   Additional paid in capital....      2,040,873      1,082,843         99,000         244,180  [1][2]   3,466,896
   (Accumulated deficit) retained
     earnings....................     (2,701,738)       642,325        201,610        (540,982) [1]     (2,398,785)
   Treasury stock................             --       (664,331)            --         664,331  [1]             --
                                    -------------  -------------  --------------                     --------------
       Total stockholders'
          (deficiency) equity....       (587,122)     1,108,618        301,610                           1,136,892
                                    -------------  -------------  --------------                     --------------
       Total liabilities and
         stockholders'
         (deficiency) equity.....   $     28,052   $  1,202,342   $    652,029                       $   1,753,806
                                    =============  =============  ==============                     ==============



                      Walker International Industries, Inc.

            Pro Forma Condensed Consolidated Statement of Operations
                      For the Year Ended December 31, 2001
                                   (Unaudited)


                                                    Historical
                                    --------------------------------------------
                                         NPI           Walker           ADS
                                    December 31,    November 30,   December 31,       Pro Forma       Consolidated
                                        2001            2001           2001          Adjustments        Pro Forma
                                    -------------  -------------  --------------  -----------------  --------------
Net sales........................   $         --   $  1,053,615   $  1,521,190                       $   2,574,805
Cost of sales....................             --        679,927             --                             679,927
                                    -------------  -------------  --------------                     --------------
   Gross profit..................             --        373,688      1,521,190                           1,894,878
Operating expenses...............      1,419,521        468,788      1,360,101    $     15,000  [3]      3,322,511
                                    -------------  -------------  --------------                     --------------
                                                                                        80,986  [4]
                                                                                        17,297  [7]
                                                                                       (39,182) [8]
     Operating loss..............     (1,419,521)       (95,100)       161,089                          (1,427,633)

Other income (expense) -
   Investment income.............             --         66,764             --                              66,764
   Interest expense..............        (52,500)            --         (1,840)                            (54,340)
                                    -------------  -------------  -------------                      --------------
     (Loss) income before
       income taxes..............     (1,472,021)       (28,336)       159,249                          (1,415,209)

Provision for income taxes.......             --          3,967         58,404         (62,371) [6]             --
                                    -------------  -------------  --------------                     --------------
     (Loss) income before
       extraordinary item........     (1,472,021)       (32,303)       100,845                          (1,415,209)

Extraordinary item...............             --             --             --         302,953  [5]        302,953
                                    -------------  -------------  --------------                     --------------

     Net income (loss)...........   $ (1,472,021)  $    (32,303)  $    100,845                       $  (1,112,256)
                                    =============  =============  ==============                     ==============

Basic and diluted net loss per
   common share..................   $      (6.02)                                                    $       (1.69)
                                    =============                                                    ==============

Weighted average number of
   common shares outstanding.....        244,722                                       415,255  [1]        659,977
                                    =============                                                    ==============




                      Walker International Industries, Inc.

      Notes to Unaudited Pro Forma Condensed Combined Financial Information
                                December 31, 2001

[1] To adjust the fair value of the assets and liabilities of ADS and Walker based upon the purchase price as described below:

         American DataSource, Inc.
         Number of shares of common stock issued.................................................          183,984
         Per share fair value of stock issued....................................................  $          2.69
                                                                                                   ----------------
         Fair value of common stock .............................................................          494,917
         Cash....................................................................................          325,000
                                                                                                   ---------------
              Total purchase price...............................................................  $       819,917
                                                                                                   ================

              Fair value of net assets acquired -
                  Current assets.............................................   $      250,173
                  Property and equipment.....................................          376,856
                  Intangibles - customer list................................          404,929
                  Liabilities assumed........................................         (212,041)
                                                                                ---------------
                      Fair value of net assets acquired..........................................  $       819,917
                                                                                                   ================

         Walker International Industries, Inc
         Number of shares of common stock outstanding............................................          231,271
         Per share fair value of stock outstanding...............................................  $          2.69
                                                                                                   ----------------
              Total purchase price...............................................................  $       622,119
                                                                                                   ================

              Fair value of net assets acquired -
                  Current assets.............................................   $    1,018,796
                  Property and equipment [i].................................               --
                  Other assets [i]...........................................               --
                  Liabilities assumed........................................          (93,724)
                                                                                ---------------
                      Fair value of net identifiable assets acquired.............................  $       925,072
                      Negative goodwill [ii].....................................................         (302,953)
                                                                                                   ----------------
                                                                                                   $       622,119

         [i] The excess of fair value of net assets acquired over the purchase price is allocated first to reduce property and equipment and other assets to zero, then to negative goodwill.
         [ii] Negative goodwill is immediately reflected as an extraordinary gain.

[2] To write off accrued wages to Mitchell S. Segal, majority stockholder of NPI, that is contributed to additional paid in capital pursuant to the terms of the NPI merger agreement.
[3] To record additional salary for Mr. Segal to reflect the difference in old NPI employment agreement of $185,000 per year to the new agreement with Walker at $200,000 per year.
[4] To record amortization of "Intangibles - customer list" on a straight-line basis with a five-year estimated useful life.
[5] To record extraordinary gain with respect to the Walker negative goodwill (see note [1] above).
[6] To eliminate the provision for income taxes based upon the consolidated net loss of the entity. Additionally, a full valuation allowance has been established against any deferred tax assets that arise from the mergers.
[7] To eliminate the amortization of negative goodwill recorded for the year ended December 31, 2001 by ADS.
[8] To eliminate depreciation expense recorded for the year ended November 30, 2001 by Walker as a result of property and equipment being reduced to zero in purchase accounting.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.


  Exhibit
  Number      Description
    2.1       Agreement and Plan of Merger, dated as of March 19, 2002, among Walker
              International Industries, Inc., NPI Acquisition Corp. and National Preplanning, Inc.*
    2.2       Agreement and Plan of Merger, dated as of March 19, 2002, among Walker
              International Industries, Inc., Walker Mergerco, Inc. and American DataSource, Inc.*
   10.1       Form of 18% Subordinated Promissory Note issued in connection with National
              Preplanning, Inc. acquisition.*
   10.2       Form of 18% Subordinated Promissory Note issued in connection with American
              DataSource, Inc. acquisition.*
   10.3       Employment Agreement, dated as of March 19, 2002, among Walker International,
              Inc., Kelly Color, Inc. and Peter Walker.*
   10.4       Employment Agreement, dated as of March 19, 2002, between Walker International
              Industries, Inc., National Preplanning, Inc. and Mitchell Segal.*
   10.5       Form of Registration Rights Agreement among Walker International Industries, Inc.
              and the former stockholders of National Preplanning, Inc.*
   10.6       Form of Registration Rights Agreement among Walker International Industries, Inc.
              and the former stockholders of American DataSource, Inc.*
   10.7       Form of Escrow Agreement among Walker International Industries, Inc., National
              Preplanning, Inc., and Snow Becker Krauss P.C., as escrow agent.*
   10.8       Form of Escrow Agreement among Walker International Industries, Inc., American
              DataSource, Inc. and Snow Becker Krauss P.C., as escrow agent.*
----------
*        Incorporated by reference.  See Exhibit Index on page 19.

(b)      Reports on Form 8-K.

A Current Report on Form 8-K (Date of Report: March 19, 2002) was filed with the Securities and Exchange Commission on April 3, 2002, reporting, under Items 1, 2 and 7, a change of control in our company and our acquisition of ADS and NPI. This Form 8-K included historical financial statements for ADS and NPI. Pro forma financial information concerning the parties to the ADS and NPI acquisitions is provided in Item 5 of Part II to this Current Report on Form 10-QSB.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 22, 2002            Walker International Industries, Inc.


                                 By:             /s/ Mitchell S. Segal
                                    --------------------------------------------
                                                 Mitchell S. Segal, President
                                                 (Duly Authorized Officer)


                                 By:             /s/ Richard Norris
                                    --------------------------------------------
                                                 Richard Norris, Vice President
                                    (Principal Financial and Accounting Officer)

                      Walker International Industries, Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended February 28, 2002

                                  EXHIBIT INDEX

Exhibit
Number        Description

2.1  Agreement  and Plan of Merger,  dated as of March 19,  2002,  among  Walker
     International Industries, Inc., NPI Acquisition Corp. and National Preplanning, Inc. (Incorporated by reference to exhibit 2.1 to the registrant's Current Report on Form 8- K (Date of Report: March 19, 2002) (Commission file number: 0-5418), filed with the Securities and Exchange Commission on April 3, 2002.)

2.2 Agreement and Plan of Merger, dated as of March 19, 2002, among Walker International Industries, Inc., Walker Mergerco, Inc. and American DataSource, Inc. (Incorporated by reference to exhibit 2.2 to the registrant's Current Report on Form 8- K (Date of Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

10.1 Form of 18% Subordinated Promissory Note issued in connection with National Preplanning, Inc. acquisition. (Incorporated by reference to exhibit 3.1(c) of exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of
     Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

10.2 Form of 18% Subordinated Promissory Note issued in connection with American DataSource, Inc. acquisition. (Incorporated by reference to exhibit 3.1(c) of exhibit 2.2 to the registrant's Current Report on Form 8-K (Date of
     Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

10.3 Employment Agreement, dated as of March 19, 2002, among Walker International, Inc., Kelly Color, Inc. and Peter Walker. (Incorporated by reference to exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

10.4 Employment Agreement, dated as of March 19, 2002, between Walker International Industries, Inc., National Preplanning, Inc. and Mitchell Segal. (Incorporated by reference to exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

10.5 Form of Registration Rights Agreement among Walker International Industries, Inc. and the former stockholders of National Preplanning, Inc. (Incorporated by reference to exhibit 8.2(h) to exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC Commission on April 3, 2002.)

10.6 Form of Registration Rights Agreement among Walker International Industries, Inc. and the former stockholders of American DataSource, Inc. (Incorporated by reference to exhibit 8.2(g) to exhibit 2.2 to the registrant's Current Report on Form 8-K (Date of Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

10.7 Form of Escrow Agreement among Walker International Industries, Inc., National Preplanning, Inc., and Snow Becker Krauss P.C., as escrow agent. (Incorporated by reference to exhibit 3.4 to exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

10.8 Form of Escrow Agreement among Walker International Industries, Inc., American DataSource, Inc. and Snow Becker Krauss P.C., as escrow agent. (Incorporated by reference to exhibit 3.4 to exhibit 2.2 to the registrant's Current Report on Form 8-K (Date of Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)