Form 10QSB
period 2002-03-31
WALKER INTERNATIONAL INDUSTRIES INC
filed 2002-05-22
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _________ to __________

                         Commission file number: 0-5418

                      Walker International Industries, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       13-2637172
    (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                     Identification No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 684,828 shares of the registrant's common stock, par value $.10 per share, outstanding as of May 17, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                      Walker International Industries, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2002

                                Table of Contents


                                                                                                     Page
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2002.............................   3
   Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
      Ended March 31, 2002 and 2001..................................................................   4
   Condensed Consolidated Statement of Stockholders' Equity
      (Unaudited) for the Three Months Ended March 31, 2002..........................................   5
   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
      Ended March 31, 2002 and 2001..................................................................   6
   Notes to Condensed Consolidated Financial Statements..............................................   7
Item 2.  Management's Discussion and Analysis or Plan of Operation...................................  13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...........................................................................  16
Item 2.  Changes in Securities.......................................................................  16
Item 3.  Defaults Upon Senior Securities.............................................................  17
Item 4.  Submission of Matters to a Vote of Security Holders.........................................  17
Item 5.  Other Information...........................................................................  17
Item 6.  Exhibits and Reports on Form 8-K............................................................  19

Signatures...........................................................................................  20

Exhibit Index........................................................................................  21


                         PART II. FINANCIAL INFORMATION

Item 1.  Financial Statements.




             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                    March 31,
                                                                                                      2002
                                     ASSETS                                                   -------------------
Current assets -
   Cash and cash equivalents...............................................................   $           452,669
   Accounts receivable.....................................................................               154,718
   Inventories.............................................................................                42,000
   Prepaid expenses and other current assets...............................................                19,317
                                                                                              --------------------
      Total current assets.................................................................               668,704
                                                                                              --------------------
Property and equipment, net................................................................               411,464
Other assets -
   Other assets............................................................................                16,610
   Intangibles - customer list, net........................................................               360,580
                                                                                              --------------------
        Total assets.......................................................................   $         1,457,358
                                                                                              ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
   Accounts payable and accrued expenses...................................................   $           314,064
   Customer deposits.......................................................................                 1,200
                                                                                              --------------------
      Total current liabilities............................................................               315,264
                                                                                              --------------------
Other liabilities -
   Long-term debt..........................................................................               165,315
                                                                                              --------------------
      Total liabilities....................................................................               480,579
                                                                                              --------------------
Stockholders' equity -
   Common stock, $.10 par value, authorized 1,000,000 shares,
      684,828 shares issued and outstanding................................................                68,482
   Additional paid-in capital..............................................................             3,575,978
   Accumulated deficit.....................................................................            (2,667,681)
                                                                                              --------------------
      Total stockholders' equity...........................................................               976,779
                                                                                              --------------------

        Total liabilities and stockholders' equity.........................................   $         1,457,358
                                                                                              ====================



            See notes to condensed consolidated financial statements



             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                   ---------------------------------------------
                                                                                             2002                   2001
                                                                                   ----------------------   --------------------

Net sales.........................................................................  $            198,269                     --
Costs of sales ...................................................................                42,251                     --
                                                                                    ---------------------   --------------------
   Gross profit...................................................................               156,018                     --
Operating expenses................................................................               269,404    $           131,831
                                                                                    ---------------------   --------------------
   Operating loss.................................................................              (113,386)              (131,831)
Interest expense..................................................................               (11,247)               (11,700)
                                                                                    ---------------------   --------------------
   Loss before extraordinary item.................................................              (124,633)              (143,531)
Extraordinary item................................................................               158,690                     --
                                                                                    ---------------------   --------------------
      Net income (loss)...........................................................  $             34,057    $          (143,531)
                                                                                    =====================   ====================

Per share data - basic and diluted
   Loss before extraordinary item.................................................  $              (0.31)   $             (0.63)

   Extraordinary item.............................................................                  0.39                     --
                                                                                    ---------------------   --------------------

   Net income (loss) per common share.............................................  $               0.08    $             (0.63)
                                                                                    =====================   ====================
   Weighted average number of common shares outstanding...........................               403,490                225,437
                                                                                    =====================   ====================

            See notes to condensed consolidated financial statements



             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                      Common Stock
                                             ---------------------------------     Additional
                                                                   Par Value       Paid-In           Accumulated
                                                  Shares             $0.10         Capital           Deficit              Total
                                             ---------------   ---------------   ---------------   ---------------     -------------
BALANCE - January 1, 2002, as previously
   reported.................................      7,374,398    $       73,744    $    2,040,873    $   (2,701,738)   $     (587,121)
   Conversion of shares pursuant to merger
      (See Note 1)..........................     (7,110,948)          (47,399)           47,399                --                --
                                             ---------------   ---------------   ---------------   ---------------   --------------
BALANCE - January 1, 2002, restated.........        263,450            26,345         2,088,272        (2,701,738)         (587,121)

   Sale of common stock.....................          6,443               644            59,356                --            60,000
   Accrued wages contributed pursuant to
      merger (See Note 1)...................             --                --           304,025                --           304,025
   Common stock issued as payment of
      accrued salaries......................          2,680               268            56,584                --            56,852
   Common stock issued for the acquisition
      of ADS................................        183,984            18,398           476,519                --           494,917
   Outstanding common stock of Walker
      International Industries, Inc.........        228,271            22,827           591,222                --           614,049
   Net income...............................             --                --                --            34,057            34,057
                                             ---------------   ---------------   ---------------   ---------------   ---------------
BALANCE at March 31, 2002...................        684,828    $       68,482    $    3,575,978    $   (2,667,681)   $      976,779
                                             ===============   ===============   ===============   ===============   ===============

                                            See notes to condensed consolidated financial statements





             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                  ----------------------------------------------
                                                                                             2002                   2001
                                                                                  -----------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................................................  $             34,057    $          (143,531)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities -
   Extraordinary item.............................................................              (158,690)                    --
   Depreciation and amortization..................................................                11,933                    916
   Accrued interest...............................................................                 9,450                  6,059
   Changes in operating assets and liabilities -
      Accounts receivable.........................................................                (9,959)                    --
      Inventories.................................................................                 4,313                     --
      Prepaid expenses and other current assets...................................                96,957                    410
      Other assets................................................................                 1,135                     --
      Accounts payable and accrued expenses.......................................                43,364                129,475
                                                                                    ---------------------   --------------------
        Total adjustments.........................................................                (1,497)               136,860
                                                                                    --------------------    --------------------
        Net cash provided by (used in) operating activities.......................                32,560                (6,671)
                                                                                    ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash proceeds from merger transaction.........................................               472,209                     --
                                                                                    ---------------------   --------------------
        Net cash provided by investing activities.................................               472,209                     --
                                                                                    ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of notes payable..............................................              (175,000)                    --
Proceeds from notes payable.......................................................                80,000                     --
Proceeds from sale of common stock................................................                60,000                     --
Repayment of due to stockholder...................................................               (17,100)                    --
                                                                                    ---------------------   --------------------
        Net cash provided by financing activities.................................               (52,100)                    --
                                                                                    ---------------------   --------------------

Net increase (decrease) in cash and cash equivalents..............................               452,669                 (6,671)
Cash and cash equivalents - beginning.............................................                    --                  6,671
                                                                                    ---------------------   --------------------
Cash and cash equivalents - ending................................................  $            452,669    $                --
                                                                                    =====================   ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
   Interest.......................................................................  $                 --    $                --
                                                                                    =====================   ====================
   Taxes   $......................................................................                    --    $                --
                                                                                    =====================   ====================

            See notes to condensed consolidated financial statements


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - Merger and Organization of Entities

On March 19, 2002, effective as of March 1, 2002, Walker International Industries, Inc. and subsidiaries (the "Company" and or "Walker") (which operates in the film processing industry through its wholly-owned subsidiary, Kelly Color, Inc. ("Kelly")), acquired, all of the issued and outstanding common stock of American DataSource, Inc. ("ADS") and National Preplanning, Inc. ("NPI"), through a series of simultaneous mergers.

In the merger with ADS, the Company, issued to James N. Lucas, Sr., the sole stockholder of ADS, 183,984 shares of common stock, and $325,000 in cash. In addition, the Company issued 18% subordinated promissory notes to the sole stockholder of ADS and his assignees in the aggregate principal amount of $500,000 due November 30, 2002. These notes are being held in escrow pending the completion of a certain acquisition (as defined). If the acquisition is not completed by September 30, 2002, the notes will be canceled. ADS provides trust administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery trust accounts.

In the merger with NPI, we issued to the stockholders of NPI a total of 272,573 shares of common stock. In addition, the Company issued 18% subordinated promissory notes in the aggregate principal amount of $750,000, due November 30, 2002. These notes are being held in escrow pending the completion of a certain acquisition (as defined). If the acquisition is not completed by September 30, 2002, the notes will be canceled. Mitchell Segal, the president, chief executive officer, and the owner of approximately 67.5% of the outstanding shares of NPI, received 183,967 of the shares of common stock and $506,221 principal amount of the notes. Mr. Segal also agreed to forego $304,000 of unpaid salary. NPI, which was a development stage company through February 28, 2002, is a managing general insurance agency and third party marketer of prearranged death care services to corporations, unions and affinity groups.

The Company has agreed to register a total of 91,308 shares of common stock that was issued in the ADS and NPI acquisitions for resale by the former stockholders of ADS and NPI. Such 91,308 shares represent approximately 20% of the shares of common stock that were issued in the two acquisitions.

The mergers were accounted for as purchase transactions, pursuant to the guidance of Staff Accounting Bulltein Topic 2a issued by the Securities and Exchange Commission (the "SEC"), whereby NPI not Walker was the accounting acquirer. The historical financial statements prior to March 1, 2002 are those of NPI.NPI has established a new basis for Walker and ADS assets and liabilities based upon an allocation of the fair value of the merger. The Subordinated Promissory Notes are considered contingent consideration and will be recorded when the contingency is resolved. The condensed consolidated financial statements reflect the Registrant's best estimate

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)


at the date of the mergers. Such estimate may be subject to adjustment in the near term. The adjustments to reflect the fair values of the assets and liabilities of ADS and Walker acquired by NPI in the merger transactions are as follows:



           American DataSource, Inc.
           Number of shares of common stock issued..........................................................            183,984
           Per share fair value of stock issued.............................................................  $            2.69
                                                                                                              ------------------
           Fair value of common stock ......................................................................  $         494,917

           Cash ............................................................................................            325,000
                                                                                                              ------------------
                Total purchase price........................................................................  $         819,917
                                                                                                              ==================

                Fair value of net assets acquired -
                     Current assets.................................................   $         293,446
                     Property and equipment.........................................             401,933
                     Intangibles - customer list....................................             371,597
                     Liabilities assumed............................................            (247,059)
                                                                                       ------------------
                          Fair value of net assets acquired.................................................  $         819,917
                                                                                                              ==================

           Walker International Industries, Inc.
           Number of shares of common stock outstanding.....................................................            228,271
           Per share fair value of stock outstanding (i)....................................................  $            2.69
           Fair value of common stock.......................................................................            614,049
           Merger costs.....................................................................................             55,000
                                                                                                              -----------------
                Total purchase price........................................................................  $         669,049
                                                                                                              ==================

                Fair value of net assets acquired -
                     Current assets.................................................   $         866,110
                     Property and equipment (ii)....................................                  --
                     Other assets (ii)..............................................                  --
                     Liabilities assumed............................................             (38,371)
                                                                                       ------------------
                          Fair value of net identifiable assets acquired....................................  $         827,739
                          Negative goodwill (iii)...........................................................           (158,690)
                                                                                                              ------------------
                                                                                                              $         669,049
                                                                                                              ==================


           (i) The number of shares of common stock outstanding is net of 249,539 shares of treasury stock which were retired as a part of the merger transactions.

          (ii) The excess of fair value of net assets acquired over the purchase price was allocated first to reduce property and equipment and other assets to zero, then to negative goodwill.

          (iii) Negative goodwill was immediately reflected as an extraordinary gain in the condensed consolidated statements for the three months ended March 31, 2002.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

The pro forma unaudited condensed consolidated results of operations for the three months ended March 31, 2002, as if the mergers occurred on January 1, 2002, are as follows:



                                                                                                                  Pro forma
                                                                                                            --------------------
Net sales................................................................................................   $           558,816
Cost of sales............................................................................................               163,543
                                                                                                            --------------------
   Gross profit..........................................................................................               395,273
Operating expenses.......................................................................................               533,912
                                                                                                            -------------------
   Operating loss........................................................................................              (138,639)

Extraordinary item.......................................................................................               297,068
                                                                                                            -------------------
   Net income............................................................................................   $           158,429
                                                                                                            ====================

Basic and diluted net loss per common share..............................................................   $              0.23
                                                                                                            ====================

Weighted average number of common shares outstanding.....................................................               684,828
                                                                                                            ====================




This pro forma information does purport to be indicative of what would have occurred had the mergers been completed as of January 1, 2002 or results which may occur in the future.

Subsequent to the mergers, the Company changed its fiscal year end from November 30th to December 31st to correspond with the fiscal year end of NPI.


NOTE 2 - Basis of Presentation

Basis of Presentation

The condensed consolidated balance sheet of the Company as of March 31, 2002, the related statements of operations, and cash flows for the three months ended March 31, 2002 and March 31, 2001 include the operations of NPI for the three months ended March 31, 2002 and 2001, and the one-month ended March 31, 2002 for both Walker and ADS. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2001, the Company's Quarterly Report on Form 10-QSB for the three months ended February 28, 2002 and the Company's Current Report on Form 8-K (Date of Report: March 19, 2002), which Form 8-K includes historical financial statements of NPI and ADS, as filed with the SEC.


NOTE 3 - Selected Significant Accounting Policies

Earnings Per Share

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted Earnings Per Share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the shares issued in the NPI merger transaction on the Company has been given retroactive application in the earnings per share calculation. The Company's outstanding warrants are out-of-the-money and are not reflected in diluted earnings per share. Accordingly, basic and diluted earnings per share are identical.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)


The Company implemented these standards effective January 1, 2002 and they resulted in an extraordinary gain of $158,690, pursuant to the acquisition of the Company by NPI (Note 1).


Intangibles
-----------

Intagibles consist of a customer list obtained in the merger with ADS. The customer list was recorded at its estimated fair value at the merger date and is being amortized using the greater of the income forecast method or straight-line method over its estimated useful life of three years.


NOTE 4 - Stockholders' Equity

During the three months ended March 31, 2002, the Company issued 6,443 shares of its Common Stock to an investor in a separate private equity transaction resulting in total proceeds of $60,000.

During the three months ended March 31, 2002, the Company issued 2,680 shares of common stock as settlement of $56,852 of accrued wages.


NOTE 5 - Commitment and Contingencies

Litigation

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.


Commitments

The Company has entered into an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, the Company will pay Mr. Segal an annual base salary of $200,000 for 2002, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company except in the event the termination is for cause. In no

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (Unaudited)
                                  (Continued)

event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors.

The Company also has entered into an employment agreement with Peter Walker to serve as president of the Company's Kelly Color Laboratories, Inc. subsidiary through March 18, 2012. Under Mr. Walker's employment agreement, the Company will pay Mr. Walker an annual base salary of $100,000, plus a monthly non-accountable expense allowance of $1,000. Mr. Walker's employment agreement does not require Mr. Walker to devote a minimum number of hours to the business of Kelly Color. Mr. Walker's employment agreement does require the Company to use the Company's best efforts to cause Mr. Walker to be nominated for election to the Company's board of directors during the term of Mr. Walker's employment agreement.


NOTE 6 - Segment Reporting

Commencing March 1, 2002, the Company began classifying its operations into two business segments: (a) the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts and (b) film processing. Information concerning the Company's business segments is as follows:



2002
                                                                                  Segment
                                                                     ------------------------------------
                                                                           (a)                   (b)                    Total
                                                                     -------------          -------------          --------------
Revenue...................................................           $   136,310             $   61,959             $  198,269
Loss before extraordinary item............................              (113,173)               (11,460)              (124,633)
Total identifiable assets at March 31, 2002...............               653,830                803,528              1,457,358


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Walker International Industries, Inc. ("Walker") and, unless the context indicates otherwise, includes Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") and Kelly Color, Inc. ("Kelly").

Introductory Comment - Forward-Looking Statements.

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

o    the results our business strategies and future plans of operations,

o our ability to integrate our recent mergers of ADS and NPI into our business and administrative operations,
o our ability to obtain stockholder approval for the issuance of shares to permit the conversion of promissory notes we issued in connection with the merger transactions,
o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
o    our historical losses,
o the decline in sales by our Kelly subsidiary due to the rising use of digital cameras,
o the competitive environments within the photographic development, funeral home administrative services and pre-arranged death care services industries,
o    our ability to raise additional capital, if and as needed,
o    the cost-effectiveness of our product and service development activities,
o political and regulatory matters affecting the industries in which we operate,
o our ability to combine our various operations so that they may work together and grow successfully,
o the market acceptance, revenues and profitability of our current and future products and services,
o the extent that our sales network and marketing programs achieve satisfactory response rates, and
o the other risks detailed in this Quarterly Report on Form 10-QSB and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB, our Current Reports on Form 8-K (Date of Reports:
March 19, 2001 and May 14, 2002), our Annual Report on Form 10-KSB for the year ended November 30, 2001 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in the Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Financial Condition and Liquidity

We had working capital of $353,440 at March 31, 2002. This working capital is a combination of the working capital provided by Walker, of approximately $366,000, and by ADS of $50,000, offset by NPI's negative working capital of $63,000, as a result of the acquisition transactions and further increased due to our net income for the three months ended March 31, 2002. Included in our net income for the three months ended March 31, 2002 was an extraordinary item of $159,000 resulting from the cancellation of negative goodwill of NPI in connection with the acquisition transactions which resulted in an extraordinary gain.

Net cash provided by operating activities was approximately $32,500 for the three months ended March 31, 2002, compared to net cash used in operating activities of $7,000 for the three months ended March 31, 2001. This difference primarily resulted from net income for the current fiscal period compared to a net loss in the prior comparable period, offset in part by the write-off of negative goodwill, a decrease in prepaid expense and other current assets and a decrease in accounts payable and accrued expenses in the current fiscal period, as compared to those items for the prior fiscal period.

Net cash provided by investing activities was approximately $472,000 for three months ended March 31, 2002, all as a result of the cash proceeds received as a result of the acquisition transactions. There were no cash flows generated by investing activities during the three months ended March 31, 2001.

Net cash used in financing activities was approximately $52,000 for three months ended March 31, 2002, resulting from sale of a promissory note in the principal amount of $80,000, sale of common stock for gross proceeds of $60,000, offset by the repayment of outstanding notes totaling $175,000 and repayment of due to stockholder in the amount of $17,100. There were no cash flows generated by financing activities during the three months ended March 31, 2001.

As a result of these activities, our cash and cash equivalents increased to $452,669 as of March 31, 2002, compared to zero cash and cash equivalents at March 31, 2001.

Plan of Operations

We intend to become a leading financial services company operating in the death care industry. Through NPI, we anticipate seeking to market and sell pre-arrangements of death care as a voluntary benefit to corporations, unions and affinity groups. Through ADS, we intend to seek to increase the amount of pre-need trust dollars currently under our administration. We anticipate continuing to operate our Kelly Color subsidiary as a non-digital photographic development laboratory to the photographic profession.

NPI is currently developing relationships with various distribution channels in which to sell pre-arranged death care plans. NPI will seek to earn insurance commissions and channel trust administration fees to ADS upon the sale of pre-arrangements. Additionally, NPI may seek to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations.

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $ 215 million in trust funds. We anticipate that ADS will seek to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies.

There can be no assurance that we will achieve successful and profitable results from our distribution and marketing efforts or that we will be able to complete acquisitions within the third party marketer segment of the death care services industry.

We intend any acquisitions to be accomplished through issuances of stock, debt and cash, or a combination of such forms of consideration. Accordingly, any future merger or acquisition may have a dilutive effect on our stockholders as of the time of such mergers and acquisitions. Additionally, our ability to accomplish any future acquisitions may depend on our cash position, our ability to raise capital, the stock price of our common stock, and our ability to service any debt we may incur.

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business in the death care services industry.

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



Item 3.  Defaults on Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

Effective March 1, 2002, we acquired ADS and NPI through mergers of such companies with two of our wholly owned subsidiaries that we formed to effectuate the acquisitions. ADS provides trust administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery trust accounts. NPI, a development stage company, is a managing general insurance agency and third party marketer of prearranged death care services to corporations, unions and affinity groups.

In the ADS acquisition, we issued to James N. Lucas, Sr., the sole stockholder of ADS prior to our acquisition of the company, 183,984 shares of our common stock, together with our 18% subordinated promissory note in the principal amount of $500,000, issued in escrow, due November 30, 2002 and $325,000 in cash. At the direction of Mr. Lucas, we delivered 91,992 of such shares and $250,000 principal amount of such notes to an irrevocable trust for the benefit of Mr. Lucas' adult children and delivered 45,996 of such shares and $125,000 principal amount of such notes to Mr. Lucas' adult son, James N. Lucas, Jr.

In the NPI acquisition, we issued to the stockholders of NPI, a total of 272,573 shares of our common stock, together with our 18% subordinated promissory note in the aggregate principal amount of $750,000, issued in escrow, due November 30, 2002. Mitchell Segal, the president, chief executive officer, and the owner of approximately 67.5% of the outstanding shares of NPI prior to our acquisition of the company, received 183,967 of such shares and $506,221 principal amount of such notes.

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

Historical financial statements of ADS and NPI were provided in our Current Report on Form 8-K (Date of Report: March 19, 2002) which we filed with the SEC on April 3, 2002. We have set forth certain pro forma financial information concerning the effects of these two acquisitions in our Quarterly Report on Form 10-QSB for the quarter ended February 28, 2002 which we filed with the SEC on April 22, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

(a)        Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.


   Exhibit
   Number       Description


     2.1 Agreement and Plan of Merger, dated as of March 19, 2002, among Walker International Industries, Inc., NPI Acquisition Corp. and National Preplanning, Inc.*
     2.2 Agreement and Plan of Merger, dated as of March 19, 2002, among Walker International Industries, Inc., Walker Mergerco, Inc. and American DataSource, Inc.*
    10.1 Form of 18% Subordinated Promissory Note issued in connection with National Preplanning, Inc. acquisition.*
    10.2 Form of 18% Subordinated Promissory Note issued in connection with American DataSource, Inc. acquisition.*
    10.3 Employment Agreement, dated as of March 19, 2002, among Walker International, Inc., Kelly Color, Inc. and Peter Walker.*
    10.4 Employment Agreement, dated as of March 19, 2002, between Walker International Industries, Inc., National Preplanning, Inc. and Mitchell Segal.*
    10.5 Form of Registration Rights Agreement among Walker International Industries, Inc. and the former stockholders of National Preplanning, Inc.*
    10.6 Form of Registration Rights Agreement among Walker International Industries, Inc. and the former stockholders of American DataSource, Inc.*
    10.7 Form of Escrow Agreement among Walker International Industries, Inc., National Preplanning, Inc., and Snow Becker Krauss P.C., as escrow agent.*
    10.8 Form of Escrow Agreement among Walker International Industries, Inc., American DataSource, Inc. and Snow Becker Krauss P.C., as escrow agent.*
----------
*          Incorporated by reference.  See Exhibit Index on page 21.

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

A Current Report on Form 8-K (Date of Report: May 14, 2002) was filed with the Securities and Exchange Commission on May 16, 2002, reporting, under Item 4, our change in certifying accountant and, under Item 5, the change in our fiscal year.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 22, 2002        Walker International Industries, Inc.


                           By:     /s/ Mitchell S. Segal
                                   ---------------------------------------------
                                   Mitchell S. Segal, President

                      Walker International Industries, Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended February 28, 2002

                                  EXHIBIT INDEX

Exhibit
Number   Description

  2.1 Agreement and Plan of Merger, dated as of March 19, 2002, among Walker International Industries, Inc., NPI Acquisition Corp. and National Preplanning, Inc. (Incorporated by reference to exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: March 19,
         2002) (Commission file number: 0-5418), filed with the Securities and Exchange Commission on April 3, 2002.)
  2.2 Agreement and Plan of Merger, dated as of March 19, 2002, among Walker International Industries, Inc., Walker Mergerco, Inc. and American DataSource, Inc. (Incorporated by reference to exhibit 2.2 to the registrant's Current Report on Form 8-K (Date of Report: March 19,
         2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)
 10.1 Form of 18% Subordinated Promissory Note issued in connection with National Preplanning, Inc. acquisition. (Incorporated by reference to exhibit 3.1(c) of exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: March 19, 2002) (Commission file number:
         0-5418), filed with the SEC on April 3, 2002.)
 10.2 Form of 18% Subordinated Promissory Note issued in connection with American DataSource, Inc. acquisition. (Incorporated by reference to exhibit 3.1(c) of exhibit 2.2 to the registrant's Current Report on Form 8-K (Date of Report: March 19, 2002) (Commission file number:
         0-5418), filed with the SEC on April 3, 2002.)
 10.3 Employment Agreement, dated as of March 19, 2002, among Walker International, Inc., Kelly Color, Inc. and Peter Walker. (Incorporated by reference to exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report:March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)
 10.4 Employment Agreement, dated as of March 19, 2002, between Walker International Industries, Inc., National Preplanning, Inc. and Mitchell Segal. (Incorporated by reference to exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of Report: March 19, 2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)
 10.5 Form of Registration Rights Agreement among Walker International Industries, Inc. and the former stockholders of National Preplanning, Inc. (Incorporated by reference to exhibit 8.2(h) to exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: March 19,
         2002) (Commission file number: 0-5418), filed with the SEC Commission on April 3, 2002.)

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