Form 10QSB
period 2002-06-30
WALKER INTERNATIONAL INDUSTRIES INC
filed 2002-08-14
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 698,688 shares of the registrant's common stock, par value $.10 per share, outstanding as of August 13, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                      Walker International Industries, Inc.

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2002

                                Table of Contents

                                                                                                     Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2002............................   3
   Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended
     June 30, 2002 and 2001........................................................................   4
   Condensed Consolidated Statement of Stockholders' Equity (Unaudited) for the Six Months Ended
     June 30, 2002.................................................................................   5
   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30,
     2002 and 2001.................................................................................   6
   Notes to Condensed Consolidated Financial Statements............................................   7
Item 2.  Management's Discussion and Analysis or Plan of Operation.................................  12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................  16
Item 2.  Changes in Securities.....................................................................  16
Item 3.  Defaults Upon Senior Securities...........................................................  16
Item 4.  Submission of Matters to a Vote of Security Holders.......................................  16
Item 5.  Other Information.........................................................................  16
Item 6.  Exhibits and Reports on Form 8-K..........................................................  16

Signatures.........................................................................................  18

Exhibit Index......................................................................................  19


                         PART II. FINANCIAL INFORMATION

Item 1.  Financial Statements.


             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                                                     June 30, 2002
                                     ASSETS
Current assets -
   Cash and cash equivalents.....................................................................  $       300,865
   Accounts receivable...........................................................................          201,250
   Inventories...................................................................................           36,640
   Prepaid expenses and other current assets.....................................................           35,776
                                                                                                 ------------------
     Total current assets........................................................................  $       574,531
Property and equipment, net......................................................................          448,564
Other assets -
   Other assets..................................................................................            3,690
   Intangibles - customer list...................................................................          329,614
                                                                                                   ----------------
       Total assets..............................................................................  $     1,356,399
                                                                                                   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
   Accounts payable and accrued expenses.........................................................  $       284,821
   Customer deposits.............................................................................            6,414
                                                                                                   ----------------
     Total current liabilities...................................................................  $       291,235
Other liabilities -
   Long term debt................................................................................          165,315
                                                                                                   ----------------
     Total liabilities...........................................................................          456,550
                                                                                                   ----------------
Stockholders' equity -
   Common stock..................................................................................           68,768
   Additional paid in capital....................................................................        3,600,692
   Accumulated deficit...........................................................................       (2,769,611)
                                                                                                   ----------------
     Total stockholders' equity..................................................................          899,849
                                                                                                   ----------------
       Total liabilities and stockholders' equity................................................  $     1,356,399
                                                                                                   ================

            See notes to condensed consolidated financial statements

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------

Net sales..........................................  $    630,483    $         --     $    828,752              --
Costs of sales.....................................       153,652              --          195,903              --
                                                     -------------   -------------    -------------  --------------
   Gross profit....................................       476,831              --          632,849              --
Operating expenses.................................       579,688         687,043          849,092         818,874
                                                     -------------   -------------    -------------  --------------
   Operating loss..................................      (102,857)       (687,043)        (216,243)       (818,874)
Interest income (expense)..........................           927          (6,525)         (10,320)        (18,225)
                                                     -------------   -------------    -------------  --------------
   (Loss) income before extraordinary item.........      (101,930)       (693,568)        (226,563)       (837,099)
Extraordinary item.................................            --              --          158,690              --
                                                     -------------   -------------    -------------  --------------
     Net loss......................................  $   (101,930)   $   (693,568)    $    (67,873)  $    (837,099)
                                                     =============   =============    =============  ==============

Basic and diluted net loss per common
   share...........................................  $      (0.28)   $      (2.99)    $      (0.19)  $       (3.70)
                                                     =============   =============    =============  ==============
Weighted average number of common shares
     outstanding...................................       370,710         231,772          354,435         226,546
                                                     =============   =============    =============  ==============


            See notes to condensed consolidated financial statements

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                         Common Stock            Additional
                                                 ----------------------------
                                                                   Par Value       Paid-In     Accumulated
                                                    Shares           $0.10         Capital        Deficit          Total
                                                 -------------  -------------   -------------  -------------  -------------

BALANCE - January 1, 2002, as previously
   reported....................................     7,374,398   $     73,744    $  2,040,873   $ (2,701,738)  $   (587,121)

Conversion of shares pursuant to merger
     (See Note 1)..............................    (7,110,948)       (47,399)         47,399             --             --
                                                 -------------  -------------   -------------  -------------  ------------
BALANCE - January 1, 2002, restated............       263,450         26,345       2,088,272     (2,701,738)      (587,121)

Sale of common stock...........................         9,303            930          84,070             --         85,000
Accrued wages contributed pursuant to
   merger (See Note 1).........................            --             --         304,025             --        304,025
Common stock issued as payment of
   accrued salaries............................         2,680            268          56,584             --         56,852
Common stock issued for the acquisition
   of American Data Source, Inc................       183,984         18,398         476,519             --        494,917
Outstanding common stock of Walker
   International Industries, Inc...............       228,271         22,827         591,222             --        614,049
Net loss.......................................            --             --              --        (67,873)       (67,873)
                                                 -------------  -------------   -------------  -------------  -------------
BALANCE - June 30, 2002........................       687,688   $     68,768    $  3,600,692   $ (2,769,611)  $    899,849
                                                 =============  =============   =============  =============  =============


            See notes to condensed consolidated financial statements

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                  ---------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ----------------
Cash Flows From Operating Activities:
Net loss.....................................................................     $      (67,873)  $      (837,099)
                                                                                  ---------------  ----------------
Adjustments to reconcile net loss to net cash used in operating activities -
   Extraordinary item........................................................           (158,690)               --
   Depreciation and amortization.............................................             52,642             2,652
   Accrued interest..........................................................              9,450                --
   Stock based compensation..................................................                 --           804,726
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................            (56,491)               --
     Inventories.............................................................              9,673                --
     Prepaid expense and other current assets................................             80,498                --
     Customer deposits.......................................................              5,214                --
     Other assets............................................................             14,055                --
     Accounts payable and accrued expenses...................................             14,121           (57,538)
     Note payable............................................................                 --            12,570
                                                                                  ---------------  ----------------
       Total adjustments.....................................................            (29,528)          762,410
                                                                                  ---------------  ----------------
       Net cash used in operating activities.................................            (97,401)          (74,689)
                                                                                  ---------------  ----------------

Cash Flows from Investing Activities -
Net cash received in merger transaction......................................            472,209                --
Purchase of property and equipment...........................................            (46,843)               --
                                                                                  ---------------  ----------------
     Net cash provided by investing activities...............................            425,366                --
                                                                                  ---------------  ----------------

Cash Flows from Financing Activities -
Principal repayment of notes payable.........................................           (175,000)               --
Proceeds from notes payable..................................................             80,000            12,500
Proceeds from sale of common stock...........................................             85,000           100,000
Repayment of due to stockholder..............................................            (17,100)          (32,995)
                                                                                  ---------------  ----------------
     Net cash (used in) provided by financing activities.....................            (27,100)           79,505
                                                                                  ---------------  ----------------

Net increase in cash and cash equivalents....................................            300,865             4,816
Cash and cash equivalents - beginning........................................                 --             6,671
                                                                                  ---------------  ----------------
Cash and cash equivalents - ending...........................................     $      300,865   $        11,487
                                                                                  ===============  ================


            See notes to condensed consolidated financial statements

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 1 - Merger and Organization of Entities

On March 19, 2002, effective as of March 1, 2002, Walker International Industries, Inc. and subsidiaries ("Walker") (which operates in the film processing industry through its wholly-owned subsidiary, Kelly Color, Inc.) acquired all of the issued and outstanding common stock of American DataSource, Inc. ("ADS") and National Preplanning, Inc. ("NPI") through a series of simultaneous mergers.

In the merger with ADS, Walker issued to James N. Lucas, Sr., the sole stockholder of ADS, 183,984 shares of common stock, and $325,000 in cash. In addition, the Company issued 18% subordinated promissory notes to the sole stockholder of ADS and his assignees in the aggregate principal amount of $500,000 due November 30, 2002. These notes are being held in escrow pending the completion of a certain acquisition (as defined). If the acquisition is not completed by September 30, 2002, the notes will be canceled. ADS provides trust administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery trust accounts.

In the merger with NPI, Walker issued to the stockholders of NPI a total of 272,573 shares of common stock. In addition, the Company issued 18% subordinated promissory notes in the aggregate principal amount of $750,000, due November 30, 2002. These notes are being held in escrow pending the completion of a certain acquisition (as defined). If the acquisition is not completed by September 30, 2002, the notes will be canceled. Mitchell Segal, the president, chief executive officer, and the owner of approximately 67.5% of the outstanding shares of NPI, received 183,967 of the shares of common stock and $506,221 principal amount of the notes. Mr. Segal also agreed to forego $304,000 of unpaid salary. NPI, which was a development stage company through February 28, 2002, is a managing general insurance agency and third party marketer of prearranged death care services to corporations, unions and affinity groups.

Walker has agreed to register a total of 91,308 shares of common stock that was issued in the ADS and NPI acquisitions for resale by the former stockholders of ADS and NPI. Such 91,308 shares represent approximately 20% of the shares of common stock that were issued in the two acquisitions.

The mergers were accounted for as purchase transactions, pursuant to the guidance of Staff Accounting Bulletin Topic 2a issued by the Securities and Exchange Commission (the "SEC"), whereby NPI not Walker was the accounting acquirer. The historical financial statements prior to March 1, 2002 are those of NPI. NPI has established a new basis for Walker and ADS assets and liabilities based upon an allocation of the fair value of the merger. The subordinated promissory notes are considered contingent consideration and will be recorded when the contingency is resolved. The condensed consolidated financial statements reflect the Company's best estimate at the date of the mergers. Such estimate may be subject to adjustment in the near term. The adjustments to reflect the fair values of the assets and liabilities of ADS and Walker acquired by NPI in the merger transactions are as follows:

  American DataSource, Inc.
  Number of shares of common stock issued.....................          183,984
  Per share fair value of stock issued........................  $          2.69
                                                                ----------------
  Fair value of common stock .................................  $       494,917
  Cash........................................................          325,000
                                                                ---------------
       Total purchase price...................................  $       819,917
                                                                ================

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

              Fair value of net assets acquired -
                  Current assets.............................................   $      293,446
                  Property and equipment.....................................          401,933
                  Intangibles - customer list................................          371,597
                  Liabilities assumed........................................         (247,059)
                                                                                ---------------
                      Fair value of net assets acquired..........................................  $       819,917
                                                                                                   ================


         Walker International Industries, Inc.
         Number of shares of common stock outstanding [i]........................................          228,271
         Per share fair value of stock outstanding...............................................  $          2.69
                                                                                                   ----------------
         Fair value of common stock..............................................................  $       614,049
         Merger costs............................................................................           55,000
                                                                                                   --------------
              Total purchase price...............................................................  $       669,049
                                                                                                   ================



              Fair value of net assets acquired -
                  Current assets.............................................   $      866,110
                  Property and equipment [ii]................................               --
                  Other assets [ii]..........................................               --
                  Liabilities assumed........................................          (38,371)
                                                                                ---------------
                      Fair value of net identifiable assets acquired.............................  $       827,739
                      Negative goodwill [iii]....................................................         (158,690)
                                                                                                   ----------------
                                                                                                   $       669,049
                                                                                                   ================

[i] The number of shares of common stock outstanding is net of 249,539 shares of treasury stock which were retired as part of the merger transactions.
[ii] The excess of fair value of net assets acquired over the purchase price was allocated first to reduce property and equipment and other assets to zero, then to negative goodwill.
[iii] Negative goodwill was immediately reflected as an extraordinary gain in the condensed consolidated financial statements for the three months ended March 31, 2002.

The pro forma unaudited condensed consolidated results of operations for the six months ended June 30, 2002, as if the mergers occurred on January 1, 2002, are as follows:



                                                                                                      Pro forma
Net sales......................................................................................  $       1,189,299
Cost of sales..................................................................................            317,195
                                                                                                 ------------------
   Gross profit................................................................................            872,104
Operating expenses.............................................................................          1,125,300
                                                                                                 -----------------
   Operating loss..............................................................................           (253,196)
Extraordinary item.............................................................................            297,068
                                                                                                 ------------------
   Net income..................................................................................  $          43,872
                                                                                                 ==================

Basic and diluted net income per common share..................................................  $            0.06
                                                                                                 ==================
Weighted average number of common shares outstanding...........................................            684,578
                                                                                                 ==================



This pro forma information does purport to be indicative of what would have occurred had the mergers been completed as of January 1, 2002 or results which may occur in the future.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

Subsequent to the mergers, Walker changed its fiscal year end from November 30th to December 31st to correspond with the fiscal year end of NPI.

NOTE 2 - Basis of Presentation

The condensed consolidated balance sheet of the Company as of June 30, 2002, the related statements of operations, and cash flows for the six months ended June 30, 2002 and June 30, 2001 include the operations of NPI for the six months ended June 30, 2002 and 2001, and for four months ended June 30, 2002 for both Walker and ADS. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Walker's Annual Report on Form 10-KSB for the year ended November 30, 2001, Quarterly Report on Form 10-QSB for the three months ended February 28, 2002, Quarterly Report on Form 10-QSB for the three months ended March 31, 2002, Current Report on Form 8-K (Date of Report: March 19, 2002) and Current Report on Form 8-K (Date of Report: May 14, 2002), which Form 8-K includes historical financial statements of NPI and ADS, as filed with the SEC.

Reclassifications

Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported income.

NOTE 3 - Selected Significant Accounting Policies

Earnings Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ( "EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the shares issued in the NPI merger transaction on the Company has been given retroactive application in the earnings per share calculation. The Company's outstanding warrants are out-of-the-money and are not reflected in diluted earnings per share. Accordingly, basic and diluted earnings per share are identical.

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

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long- Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations.

The Company implemented these standards effective January 1, 2002 and they resulted in an extraordinary gain of $158,690, pursuant to the acquisition of the Company by NPI (Note 1).

On April 30, 2002, FASB issued SFAS 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections". SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

Intangibles

Intangibles consist of a customer list obtained in the merger with ADS. The customer list was recorded at its estimated fair value at the merger date and is being amortized using the greater of the income forecast method or straight-line method over its estimated useful life of three years.

Software Development Costs

The Company capitalizes software development costs from the point in time when technological feasibility has been established until the computer software product is available for use. The annual amortization of the capitalized amounts will be the greater of the ratio of the current revenue to total projected revenue for a product or the straight- line method, and is applied over periods ranging up to five years. The Company performs periodic reviews to ensure that unamortized costs remain recoverable through the generation of future revenues.

NOTE 4 - Stockholders' Equity

Pre Merger

During the three months ended March 31, 2002, the Company issued 6,443 shares of its Common Stock to an investor in a separate private equity transaction resulting in total proceeds of $60,000.

During the three months ended March 31, 2002, the Company issued 2,680 shares of common stock as settlement of $56,852 of accrued wages.

Post Merger

During June 2002, the Company issued 2,860 shares of common stock to an investor in a separate private equity transaction resulting in gross proceeds of $25,000.

             WALKER INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

In July 2002, the Company issued 11,000 shares of common stock as settlement of $10,000 in professional fees.

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

NOTE 6 - Segment Reporting

Commencing March 1, 2002, the Company began classifying its operations into two business segments: (a) the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts and (b) film processing. Information concerning the Company's business segments is as follows:

                                                                         Segment
                                                          -------------------------------------
                                                                 (a)                 (b)                Total
                                                          -----------------  ------------------  ------------------
Three Months Ended June 30, 2002
   Revenue.............................................   $        368,743   $         261,740   $         630,483
                                                          =================  ==================  ==================
   Loss before extraordinary item......................   $        (95,048)  $          (6,882)  $        (101,930)
                                                          =================  ==================  ==================
Six Months Ended June 30, 2002
   Revenue.............................................   $        505,053   $         323,699   $         828,752
                                                          =================  ==================  =================
   Loss before extraordinary item......................   $       (208,221)  $         (18,342)  $        (226,563)
                                                          =================  ==================  ==================

Total identifiable assets at June 30, 2002.............   $      1,008,890   $         347,509   $       1,356,399
                                                          =================  ==================  ==================

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Walker International Industries, Inc. ("Walker") and, unless the context indicates otherwise, includes Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") and Kelly Color, Inc. ("Kelly").

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

o    the results our business strategies and future plans of operations,

o our ability to integrate our recent mergers of ADS and NPI into our business and administrative operations so that they may work together and grow successfully,

o our ability to obtain stockholder approval for the issuance of shares to permit the conversion of promissory notes we issued in connection with the merger transactions, if required,

o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

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

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB, our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, our Current Reports on Form 8-K (Date of Reports: March 19, 2001 and May 14, 2002), our Annual Report on Form 10-KSB for the year ended November 30, 2001 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in the Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Introductory Comment - Historical Results of Operations and Cash Flow Based on Operations of NPI

Effective as of March 1, 2002, Walker acquired all of the issued and outstanding common stock of ADS and NPI through a series of simultaneous mergers.

The mergers were accounted for as purchase transactions, pursuant to the guidance of Staff Accounting Bulletin Topic 2a issued by the Securities and Exchange Commission, whereby NPI not Walker was the accounting acquirer. The historical financial statements prior to March 1, 2002 are those of NPI. NPI has established a new basis for Walker and ADS assets and liabilities based upon an allocation of the fair value of the merger.

Subsequent to the closing of the acquisitions of NPI and ADS, we changed our fiscal year end from November 30th to December 31st to correspond with the fiscal year end of NPI.

Our condensed consolidated balance sheet as of June 30, 2002 and the related statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 include the operations of NPI for the three and six months ended June 30, 2002 and 2001, and the three months and four months ended June 30, 2002 for both Walker and ADS.

Financial Condition and Liquidity

We had working capital of $283,296 at June 30, 2002, compared to working capital of $353,440 at March 31, 2002. The decline in our working capital is primarily a result of our net loss of approximately $102,000, offset in part by a reduction in accounts payable and accrued expenses and an increase in accounts receivable, all with respect to the three months ended June 30, 2002.

Net cash used in operating activities was approximately $97,000 for the six months ended June 30, 2002, compared to net cash used in operating activities of $75,000 for the six months ended June 30, 2001. During the six months ended June 30, 2001, NPI had no operations which resulted in NPI incurring significant expenses without any offsetting operating source of revenues. For the six months ended June 30, 2002, the operations of Walker and ADS from March 1, 2002 are included, which operations allowed us to pay for a large portion of our operating expenses. In addition, for the six months ended June 30, 2002, we recorded an extraordinary gain of $159,000 attributable to the write-off of negative goodwill resulting from the excess of the fair value of net assets over the purchase price of Walker acquired in the merger transaction.

Net cash provided by investing activities was approximately $425,000 for the six months ended June 30, 2002, resulting from the cash proceeds of $472,000 received as a result of the acquisition transactions, offset by purchases of property and equipment of $47,000. There were no cash flows generated by investing activities of NPI during the six months ended June 30, 2001.

Net cash used in financing activities was approximately $27,000 for the six months ended June 30, 2002, resulting from the issuance of a promissory note in the principal amount of $80,000, sales of common stock for gross proceeds of $85,000, offset by the repayment of outstanding notes totaling $175,000 of ADS and repayment of debt due a stockholder of $17,000. There were no cash flows generated by financing activities during the six months ended June 30, 2001.

As a result of these activities, our cash and cash equivalents increased to $300,865 as of June 30, 2002, compared to $11,487 cash and cash equivalents at June 30, 2001.

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

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $215 million in trust funds. We anticipate that ADS will seek to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies.

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

Results of Operations

Three Months Ended June 30, 2002

Net sales for the three months ended June 30, 2002 were approximately $630,000, of which $262,000 was generated by Walker and $368,000 was generated by ADS. Walker continues to see a deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film.

Cost of sales for the three months ended June 30, 2002 was approximately $154,000, all of which was incurred by Walker. Costs of sales as a percentage of net sales at Walker was 58.8%. Walker has seen a trend in the photographic development industry of reduced costs of certain raw materials. The benefits of this trend at Walker has been offset in part by an inability at Walker to reduce all costs of sales proportionally as net sales are reduced.

Operating expenses for the three months ended June 30, 2002 were approximately $580,000, of which $125,000 was generated by NPI, $116,000 was generated by Walker and $339,000 was generated by ADS. The operating loss for the three months ended June 30, 2001 of $687,000 was incurred by NPI alone. We have endeavored to reduce operating expenses, through the reduction in compensation paid at Walker as its operations are requiring less general and administrative oversight and expenses. However, we anticipate that, as we expand the operations of ADS and commence business operations at NPI, we will be required to add personnel and incur greater general and administrative expenses.

Interest income for the three months ended June 30, 2002 was less than $1,000. Interest income is derived from interest generated by our available cash and cash equivalents, offset by the costs of borrowing funds. The cash and cash equivalents were derived from Walker. As such funds are depleted, and if ADS and NPI continue to incur debt, interest income will be reduced and we may incur interest expense in future periods.

As a result of the foregoing, we incurred a net loss of approximately $102,000 for the three months ended June 30, 2002 or $0.28 per share, compared to a loss of $694,000 or $2.99 per share for the three months ended June 30, 2001. Of the loss for the three months ended June 30, 2002, a loss of $7,000 can be attributable to Walker, income of $29,000 can be deemed attributable to ADS and a loss of $124,000 can be attributable to NPI.

Six Months Ended June 30, 2002

Net sales for the six months ended June 30, 2002 were approximately $829,000, of which $324,000 was generated by Walker and $505,000 was generated by ADS. The net sales for Walker and ADS only includes those revenues generated in the four month period commencing March 1, 2002. Walker continues to see a deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film. We anticipate growth in net sales by ADS and commencement of business operations by NPI during the second half of our fiscal year ending December 31, 2002.

Cost of sales for the six months ended June 30, 2002 was approximately $195,000, all of which was incurred by Walker.

Operating expenses for the six months ended June 30, 2002 were approximately $849,000, of which $230,000 was incurred by NPI, $147,000 was incurred by Walker and $484,000 was incurred by ADS. The operating expenses for Walker and ADS only includes those expenses incurred in the four month period commencing March 1, 2002. The operating loss for the three months ended June 30, 2001 of $819,000 was incurred by NPI alone. We have endeavored to reduce operating expenses, through the reduction in compensation paid at Walker as its operations are requiring less general and administrative oversight and expenses. However, we anticipate that, as we expand the operations of ADS and commence business operations at NPI, we will be required to add personnel and incur greater general and administrative expenses.

Interest expense for the six months ended June 30, 2002 was approximately $10,000. NPI incurred an interest expense of $11,700 and Walker had interest income of $1,380 for the six months ended June 30, 2001. The interest income for Walker for the current six month period only includes that income generated in the four month period commencing March 1, 2002. Interest income is derived from interest generated by our available cash and cash equivalents, offset by the costs of borrowing funds. The cash and cash equivalents were derived from of Walker. As such funds are depleted, and ADS and NPI continue to incur debt, interest income will be reduced and we may incur interest expense in future periods.

We had an extraordinary item of approximately $159,000 resulting from the write-off of negative goodwill of NPI in connection with the acquisition transactions. There were no extraordinary items for the six months ended June 30, 2001.

As a result of the foregoing, we incurred a net loss of approximately $68,000 for the six months ended June 30, 2002 or $0.19 per share, compared to a loss of $837,000 or $3.70 per share for the six months ended June 30, 2001. Of the loss for the six months ended June 30, 2002, net income of $140,000 can be attributable to Walker, net income of $21,000 can be deemed attributable to ADS and a net loss of $230,000 can be attributable to NPI.

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

Item 2.  Changes in Securities.

In June 2002, we issued 2,860 shares of our common stock to one individual for consideration of $25,000. The issuance of such shares was exempt from registration under the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

In July 2002, we issued 11,000 shares of our common stock to our outside legal counsel as settlement of $10,000 in professional fees. The issuance of such shares was exempt from registration under the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3.  Defaults on Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

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

     10.5 Form of Registration Rights Agreement among Walker International Industries, Inc. and the former stockholders of National Preplanning, Inc.*

     10.6 Form of Registration Rights Agreement among Walker International Industries, Inc. and the former stockholders of American DataSource, Inc.*

     10.7 Form of Escrow Agreement among Walker International Industries, Inc., National Preplanning, Inc., and Snow Becker Krauss P.C., as escrow agent.*

     10.8 Form of Escrow Agreement among Walker International Industries, Inc., American DataSource, Inc. and Snow Becker Krauss P.C., as escrow agent.*

     99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
----------

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



Dated:  August 14, 2002                    Walker International Industries, Inc.


                                           By:       /s/ Mitchell S. Segal
                                                  ------------------------------
                                                    Mitchell S. Segal, President

                      Walker International Industries, Inc.

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2002

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

     10.6 Form of Registration Rights Agreement among Walker International Industries, Inc. and the former stockholders of American DataSource, Inc. (Incorporated by reference to exhibit 8.2(g) to exhibit 2.2 to the registrant's Current Report on Form 8-K (Date of Report: March 19,
          2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

     10.7 Form of Escrow Agreement among Walker International Industries, Inc., National Preplanning, Inc., and Snow Becker Krauss P.C., as escrow agent. (Incorporated by reference to exhibit 3.4 to exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: March 19,
          2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

     10.8 Form of Escrow Agreement among Walker International Industries, Inc., American DataSource, Inc. and Snow Becker Krauss P.C., as escrow agent. (Incorporated by reference to exhibit 3.4 to exhibit 2.2 to the registrant's Current Report on Form 8-K (Date of Report: March 19,
          2002) (Commission file number: 0-5418), filed with the SEC on April 3, 2002.)

     99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.