Form 10QSB
period 2002-09-30
WALKER INTERNATIONAL INDUSTRIES INC
filed 2002-11-14
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _________ to __________

                         Commission file number: 0-5418

                          Walker Financial Corporation
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                13-2637172
(State or other jurisdiction of                                (IRS Employer
   incorporation or organization)                            Identification No.)

                              370 Old Country Road
                                    Suite 200
                           Garden City, New York 11530
                    (Address of principal executive offices)

                                 (516) 746-4141
                           (Issuer's telephone number)

                      Walker International Industries Inc.
   (Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 750,151 shares of the registrant's common stock, par value $.10 per share, outstanding as of November 12, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]


                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2002

                                Table of Contents

                                                                                                               Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2002..............................        3
   Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended
     September 30, 2002 and 2001..........................................................................        4
   Condensed Consolidated Statement of Stockholders' Equity (Unaudited) for the Nine Months Ended
     September 30, 2002...................................................................................        5
   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
     September 30, 2002 and 2001..........................................................................        6
   Notes to Condensed Consolidated Financial Statements...................................................        7
Item 2.  Management's Discussion and Analysis or Plan of Operation........................................       13
Item 3.  Controls and Procedures..........................................................................       16

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................................................       17
Item 2.  Changes in Securities............................................................................       17
Item 3.  Defaults Upon Senior Securities..................................................................       17
Item 4.  Submission of Matters to a Vote of Security Holders..............................................       17
Item 5.  Other Information................................................................................       18
Item 6.  Exhibits and Reports on Form 8-K.................................................................       18

SIGNATURES................................................................................................       20

CERTIFICATION.............................................................................................       21

EXHIBIT INDEX.............................................................................................       22



                                          PART II.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                   WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)

                                                                                               September 30, 2002
                                                                                               ------------------
                                                      ASSETS
Current assets -
   Cash and cash equivalents.................................................................  $        254,059
   Accounts receivable.......................................................................           152,759
   Inventories...............................................................................            37,074
   Prepaid expenses and other current assets.................................................            26,651
                                                                                               -----------------
     Total current assets....................................................................           470,543
Property and equipment, net..................................................................           469,493
Other assets -
   Other assets..............................................................................             3,690
   Intangibles - customer list...............................................................           298,647
                                                                                               -----------------
       Total assets..........................................................................  $      1,242,373
                                                                                               =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
   Accounts payable and accrued expenses.....................................................  $        234,549
   Customer deposits.........................................................................             5,723
                                                                                               -----------------
     Total current liabilities...............................................................           240,272
Other liabilities -
   Long term debt............................................................................           165,315
                                                                                               -----------------
     Total liabilities.......................................................................           405,587
Stockholders' equity -                                                                         -----------------
   Common stock..............................................................................            69,868
   Additional paid in capital................................................................         3,609,592
   Accumulated deficit.......................................................................        (2,842,674)
                                                                                               -----------------
     Total stockholders' equity..............................................................           836,786
                                                                                               -----------------
       Total liabilities and stockholders' equity............................................  $      1,242,373
                                                                                               =================

                             See notes to condensed consolidated financial statements




                                   WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                          -------------------               ----------------------
                                                          2002           2001              2002               2001
                                                          ----           ----              ----               ----

Net sales..........................................  $    563,212    $         --     $  1,391,964              --
Costs of sales.....................................       177,771              --          373,674              --
                                                     -------------   -------------    -------------  --------------
   Gross profit....................................       385,441              --        1,018,290              --
Operating expenses.................................       458,964         188,205        1,308,056       1,007,079
                                                     -------------   -------------    -------------  --------------
   Operating loss..................................       (73,523)       (188,205)        (289,766)     (1,007,079)
Interest income (expense)..........................           460         (25,050)          (9,860)        (43,275)
                                                     -------------   -------------    -------------  --------------
   (Loss) income before extraordinary item.........       (73,063)       (213,255)        (299,626)     (1,050,354)
Extraordinary item.................................            --              --          158,690              --
                                                     -------------   -------------    -------------  --------------
     Net loss......................................  $    (73,063)   $   (213,255)    $   (140,936)  $  (1,050,354)
                                                     =============   =============    =============  ==============
Basic and diluted net loss per common
   share...........................................  $      (0.10)   $      (0.86)    $      (0.23)  $       (4.50)
                                                     =============   =============    =============  ==============
Weighted average number of common shares
     outstanding...................................       696,894         246,950          597,074         233,247
                                                     =============   =============    =============  ==============


                             See notes to condensed consolidated financial statements




                                       WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        (Unaudited)


                                                         Common Stock            Additional
                                                          -----------
                                                                   Par Value       Paid-In     Accumulated
                                                    Shares           $0.10         Capital        Deficit          Total
                                                    -------        ---------       -------     -----------         -----

BALANCE - January 1, 2002, as previously
   reported....................................     7,374,398   $     73,744    $  2,040,873   $ (2,701,738)  $   (587,121)

Conversion of shares pursuant to merger
     (See Note 1)..............................    (7,110,948)       (47,399)         47,399             --             --
                                                   -----------  -------------   ------------   -------------  -------------
BALANCE - January 1, 2002, restated............       263,450         26,345       2,088,272     (2,701,738)      (587,121)

Sale of common stock...........................         9,303            930          84,070             --         85,000
Accrued wages contributed pursuant to
   merger (See Note 1).........................            --             --         304,025             --        304,025
Common stock issued as payment of
   accrued salaries............................         2,680            268          56,584             --         56,852
Common stock issued for the acquisition
   of American Data Source, Inc................       183,984         18,398         476,519             --        494,917
Outstanding common stock of Walker
   International Industries, Inc...............       228,271         22,827         591,222             --        614,049
Common stock issued for professional fees......        11,000          1,100           8,900             --         10,000
Net loss.......................................            --             --              --       (140,936)      (140,936)
                                                   -----------  -------------   ------------   -------------  -------------
BALANCE - September 30, 2002...................       698,688   $     69,868    $  3,609,592   $ (2,842,674)  $    836,786
                                                   ===========  =============   ============   =============  =============

                                 See notes to condensed consolidated financial statements



                                   WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                          -----------------
                                                                                           2002            2001
                                                                                           ----            ----
Cash Flows From Operating Activities:
Net loss.....................................................................     $     (140,936)  $    (1,050,354)
                                                                                  --------------    --------------
Adjustments to reconcile net loss to net cash used in operating activities -
   Extraordinary item........................................................           (158,690)               --
   Depreciation and amortization.............................................             86,175             3,568
   Accrued interest..........................................................              9,450            18,855
   Stock based compensation..................................................             10,000           830,526
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................             (8,000)               --
     Inventories.............................................................              9,239                --
     Prepaid expense and other current assets................................             89,623                --
     Customer deposits.......................................................              4,523                --
     Other assets............................................................             14,055                --
     Accounts payable and accrued expenses...................................            (36,151)          118,393
                                                                                  --------------    --------------
       Total adjustments.....................................................             20,224           971,342
                                                                                  --------------    --------------
       Net cash used in operating activities.................................           (120,712)          (79,012)
                                                                                  --------------    --------------
Cash Flows from Investing Activities -
Net cash received in merger transaction......................................            472,209                --
Purchase of property and equipment...........................................            (70,338)               --
                                                                                  --------------    --------------
     Net cash provided by investing activities...............................            401,871                --
                                                                                  --------------    --------------
Cash Flows from Financing Activities -
Principal repayment of notes payable.........................................           (175,000)               --
Proceeds from notes payable..................................................             80,000            12,500
Proceeds from sale of common stock...........................................             85,000           100,000
Repayment of due to stockholder..............................................            (17,100)          (34,420)
                                                                                  ---------------   --------------
     Net cash (used in) provided by financing activities.....................            (27,100)           78,080
                                                                                  ---------------   --------------
Net increase in cash and cash equivalents....................................            254,059              (932)
Cash and cash equivalents - beginning........................................                 --             6,671
                                                                                  ---------------   --------------
Cash and cash equivalents - ending...........................................     $      254,059   $         5,739
                                                                                  ===============   ==============

                             See notes to condensed consolidated financial statements


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

In the merger with ADS, Walker issued to James N. Lucas, Sr., the sole stockholder of ADS, and his assignees, an aggregate of 183,984 shares of common stock, and $325,000 in cash. In addition, the Company issued 18% subordinated promissory notes to the sole stockholder of ADS and his assignees in the aggregate principal amount of $500,000 due November 30, 2002. These notes were held in escrow pending the completion of a certain acquisition (as defined). The acquisition was not completed by September 30, 2002 and, accordingly, the notes were canceled. ADS provides trust administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery trust accounts.

In the merger with NPI, Walker issued to the stockholders of NPI a total of 272,573 shares of common stock. In addition, the Company issued 18% subordinated promissory notes in the aggregate principal amount of $750,000, due November 30, 2002. These notes were being held in escrow pending the completion of a certain acquisition (as defined). The acquisition was not completed by September 30, 2002 and, accordingly, the notes were canceled. Mitchell Segal, the president, chief executive officer, and the owner of approximately 67.5% of the outstanding shares of NPI, received 183,967 of the shares of common stock and $506,221 principal amount of the notes. Mr. Segal also agreed to forego $304,000 of unpaid salary. NPI, which was a development stage company through February 28, 2002, is a managing general insurance agency and third party marketer of prearranged death care services to corporations, unions and affinity groups.

Walker has agreed to register a total of 91,308 shares of common stock that was issued in the ADS and NPI acquisitions for resale by the former stockholders of ADS and NPI. Such 91,308 shares represent approximately 20% of the shares of common stock that were issued in the two acquisitions.

The mergers were accounted for as purchase transactions, pursuant to the guidance of Staff Accounting Bulletin Topic 2a issued by the Securities and Exchange Commission (the "SEC"), whereby NPI not Walker was the accounting acquirer. The historical financial statements prior to March 1, 2002 are those of NPI. NPI has established a new basis for Walker and ADS assets and liabilities based upon an allocation of the fair value of the merger. The subordinated promissory notes were considered contingent consideration and were to be recorded when the contingency is resolved. The condensed consolidated financial statements reflect the Company's best estimate at the date of the mergers. Such estimate may be subject to adjustment in the near term. The adjustments to reflect the fair values of the assets and liabilities of ADS and Walker acquired by NPI in the merger transactions are as follows:

         American DataSource, Inc.
         -------------------------

         Number of shares of common stock issued.................................................          183,984
         Per share fair value of stock issued....................................................  $          2.69
                                                                                                   ---------------
         Fair value of common stock .............................................................  $       494,917
         Cash....................................................................................          325,000
                                                                                                   ---------------
              Total purchase price...............................................................  $       819,917
                                                                                                   ===============



                                   WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                September 30, 2002
                                                    (Unaudited)
                                                    (Continued)

              Fair value of net assets acquired -
                  Current assets.............................................   $      293,446
                  Property and equipment.....................................          401,933
                  Intangibles - customer list................................          371,597
                  Liabilities assumed........................................         (247,059)
                                                                                --------------
                      Fair value of net assets acquired..........................................  $       819,917
                                                                                                   ===============
         Walker Financial Corporation
         Number of shares of common stock outstanding (i)........................................          228,271
         Per share fair value of stock outstanding...............................................  $          2.69
                                                                                                   ---------------
         Fair value of common stock..............................................................  $       614,049
         Merger costs............................................................................           55,000
                                                                                                   ---------------
              Total purchase price...............................................................  $       669,049
                                                                                                   ===============
              Fair value of net assets acquired -
                  Current assets.............................................   $      866,110
                  Property and equipment (ii)................................               --
                  Other assets (ii)..........................................               --
                  Liabilities assumed........................................          (38,371)
                                                                                --------------
                      Fair value of net identifiable assets acquired.............................  $       827,739
                      Negative goodwill (iii)....................................................         (158,690)
                                                                                                   ---------------
                                                                                                   $       669,049
__________                                                                                         ===============

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

The pro forma unaudited condensed consolidated results of operations for the nine months ended September 30, 2002, as if the mergers occurred on January 1, 2002, are as follows:

                                                                                                      Pro forma
                                                                                                      ---------
Net sales......................................................................................  $       1,752,511
Cost of sales..................................................................................            494,966
                                                                                                 -----------------
   Gross profit................................................................................          1,257,545
Operating expenses.............................................................................          1,574,264
                                                                                                 -----------------
   Operating loss..............................................................................           (316,719)
Extraordinary item.............................................................................            297,068
                                                                                                 -----------------
   Net loss....................................................................................  $         (19,651)
                                                                                                 =================
Basic and diluted net loss per common share....................................................  $           (0.02)
                                                                                                 =================
Weighted average number of common shares outstanding...........................................            688,269
                                                                                                 =================


This pro forma information does purport to be indicative of what would have occurred had the mergers been completed as of January 1, 2002 or results which may occur in the future.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

Subsequent to the mergers, Walker changed its fiscal year end from November 30th to December 31st to correspond with the fiscal year end of NPI.

NOTE 2 - Stockholders Meeting

On September 18, 2002, the Company held its annual stockholder meeting. At the meeting, the Company's stockholders approved, the following amendments to the Company's Certificate of Incorporation:

1.   Change to the Company's name to "Walker Financial Corporation;"
2. Increase in the number of authorized shares of common stock to 100,000,000 shares; and
3. Authorize the issuance of serial preferred stock, consisting of 5,000,000 shares, with authority vested in the Company's board of directors to prescribe the classes, series and number of each class or series and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series.

At the annual meeting, the stockholders also approved the Company's 2002 Equity Incentive Plan, among other matters.

NOTE 3 - Basis of Presentation

The condensed consolidated balance sheet of the Company as of September 30, 2002, the related statements of operations, and cash flows for the nine months ended September 30, 2002 and September 30, 2001 include the operations of NPI for the nine months ended September 30, 2002 and 2001, and for the seven months ended September 30, 2002 for both Walker and ADS. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Walker's Annual Report on Form 10-KSB for the year ended November 30, 2001, Quarterly Report on Form 10-QSB for the three months ended February 28, 2002, Quarterly Report on Form 10-QSB for the three months ended March 31, 2002, Current Report on Form 8-K (Date of Report: March 19, 2002) and Current Report on Form 8-K (Date of
Report: May 14, 2002), which Form 8-K includes historical financial statements of NPI and ADS, and Quarterly Report on Form 10-QSB for the three months ended June 30, 2002, each as filed with the SEC.

Reclassifications

Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported income.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

NOTE 4 - Selected Significant Accounting Policies

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling- of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually.

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

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

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

NOTE 5 - Stockholders' Equity

Pre Merger

During the three months ended March 31, 2002, the Company issued 6,443 shares of its common stock to an investor in a separate private equity transaction resulting in total proceeds of $60,000.

During the three months ended March 31, 2002, the Company issued 2,680 shares of its common stock as settlement of $56,852 of accrued wages.

Post Merger

During June 2002, the Company issued 2,860 shares of its common stock to an investor in a separate private equity transaction resulting in gross proceeds of $25,000.

In July 2002, the Company issued 11,000 shares of its common stock as settlement of $10,000 in professional fees.

During October 2002, the Company issued 20,000 shares of its common stock to a consultant for services to be performed pursuant to a consulting agreement. The shares are to be valued at their fair value and expensed during the consulting period, as defined. In addition, the Company filed a Registration Statement on Form S-8 registering such shares under the Securities Act of 1933.

During October 2002, the Company sold 31,263 shares of its common stock to an individual for an aggregate purchase price of $188,778.

NOTE 6 - Commitment and Contingencies

Litigation

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

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

NOTE 7 - Segment Reporting

Commencing March 1, 2002, the Company began classifying its operations into two business segments: (a) the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts and (b) film processing. Information concerning the Company's business segments is as follows:

                                                                         Segment
                                                                 -----------------------
                                                                 (a)                 (b)                Total
                                                          ----------------   -----------------   -----------------
Three Months Ended September 30, 2002
   Revenue.............................................   $        339,210   $         224,002   $         563,212
                                                          ================   =================   =================
   Loss before extraordinary item......................   $        (55,418)  $         (17,645)  $         (73,063)
                                                          ================   =================   =================
Nine Months Ended September 30, 2002
   Revenue.............................................   $        844,263   $         547,701   $       1,391,964
                                                          ================   =================   =================
   Loss before extraordinary item......................   $       (263,639)  $         (35,987)  $        (299,626)
                                                          ================   =================   =================

Total identifiable assets at September 30, 2002........   $        990,198   $         252,175   $       1,242,373
                                                          ================   =================   =================


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this Quarterly Report on Form 10-QSB, the terms the "Company," "we," "us," "our" and "our company" refers to Walker Financial Corporation ("Walker") and, unless the context indicates otherwise, includes Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") and Kelly Color, Inc. ("Kelly").

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "project," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

-    the results our business strategies and future plans of operations,

- our ability to integrate our recent mergers of ADS and NPI into our business and administrative operations so that they may work together and grow successfully,

- general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

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

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB, our Quarterly Reports on Form 10-QSB for the quarters ended March 31, and June 30, 2002, our Current Reports on Form 8-K (Date of Reports: March 19, 2001 and May 14, 2002), our Annual Report on Form 10-KSB for the year ended November 30, 2001 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date of this Form 10-QSB and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Our condensed consolidated balance sheet as of September 30, 2002 and the related statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 include the operations of NPI for the three and nine months ended September 30, 2002 and 2001, and the three months and seven months ended September 30, 2002 for both Walker and ADS.

Financial Condition and Liquidity

We had working capital of approximately $230,000 at September 30, 2002, compared to working capital of $280,000 at June 30, 2002. The decline in our working capital during the current three month period primarily is a result of cash used to fund our operations of $24,000 and cash used in investing activities of $23,000.

Net cash used in operating  activities was  approximately  $121,000 for the nine months ended September 30, 2002, compared to net cash used in operating activities of $79,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, NPI had no operations which resulted in NPI incurring significant expenses without any offsetting operating source of revenues. For the nine months ended September 30, 2002, the operations of Walker and ADS from March 1, 2002 are included, which operations allowed us to pay for a large portion of our operating expenses. In addition, for the nine months ended September 30, 2002, we recorded an extraordinary gain of $159,000 attributable to the write-off of negative goodwill resulting from the excess of the fair value of net assets over the purchase price of Walker acquired in the merger transaction.

Net cash provided by investing activities was approximately $402,000 for the nine months ended September 30, 2002, resulting from the cash proceeds of $472,000 received as a result of the acquisition transactions, offset by purchases of property and equipment of $70,000. There were no cash flows generated by investing activities of NPI during the nine months ended September 30, 2001.

Net cash used in financing activities was approximately $27,000 for the nine months ended September 30, 2002, resulting from the issuance of a promissory note in the principal amount of $80,000, sales of common stock for gross proceeds of $85,000, offset by the repayment of outstanding notes totaling $175,000 of ADS and repayment of debt due a stockholder of $17,000. Cash flows generated by financing activities during the nine months ended September 30, 2001 included the sale of common stock and a note payable (which note was repaid in 2002) totaling $112,500, offset by repayment of debt due a stockholder of $34,000.

As a result of these activities, our cash and cash equivalents increased to $254,059 at September 30, 2002, compared to $5,739 at September 30, 2001.

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

We intend any acquisitions to be accomplished through issuances of stock, debt and cash, or a combination of such forms of consideration. Accordingly, any future merger or acquisition may have a dilutive effect on our stockholders as of the time of such mergers and acquisitions. Additionally, our ability to accomplish any future acquisitions may depend on our cash position, our ability to raise capital, the stock price of our common stock and our ability to service any debt we may incur.

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business in the death care services industry.

Results of Operations

Three Months Ended September 30, 2002

Net sales for the three months ended September 30, 2002 were approximately $563,000, of which $224,000 was generated by Walker and $339,000 was generated by ADS. Walker continues to see a deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film.

Cost  of  sales  for  the  three  months  ended   September  30,  2002  was
approximately $178,000, all of which was incurred by Walker. Costs of sales as a percentage of net sales at Walker was 79.4%. Walker has seen a trend in the photographic development industry of reduced costs of certain raw materials. However, the benefits of this trend to Walker has not resulted in lower costs of sales due to an inability by Walker to reduce all of its costs of sales. We intend to reduce these other cost of sales in the near future.

Operating expenses for the three months ended September 30, 2002 were approximately $459,000 of which $81,000 was generated by NPI, $64,000 was generated by Walker and $314,000 was generated by ADS. The operating expenses for the three months ended September 30, 2001 of $188,000 was incurred by NPI alone. We have endeavored to reduce operating expenses, through the reduction in compensation paid at Walker as its operations are requiring less general and administrative oversight and expenses. However, we anticipate that, as we expand the operations of ADS and commence business operations at NPI, we will be required to add personnel and incur greater general and administrative expenses.

Interest income for the three months ended September 30, 2002 was less than $1,000, compared to an interest expense of approximately $25,000 for the three months ended September 30, 2001. Interest income is derived from interest generated by our available cash and cash equivalents, offset by the costs of borrowing funds. The cash and cash equivalents for the 2002 comparative period were derived from Walker. As such funds are depleted, and if ADS and NPI continue to incur debt, interest income will be reduced and we may incur interest expense in future periods.

As a result of the foregoing, we incurred a net loss of approximately $73,000 for the three months ended September 30, 2002 or $0.10 per share, compared to a loss of $213,000 or $0.86 per share for the three months ended September 30, 2001. Of the loss for the three months ended September 30, 2002, a loss of $18,000 can be attributable to Walker, income of $25,000 can be deemed attributable to ADS and a loss of $81,000 can be attributable to NPI.

Nine Months Ended September 30, 2002

Net sales for the nine months ended September 30, 2002 were approximately $1,392,000 of which $548,000 was generated by Walker and $844,000 was generated by ADS. The net sales for Walker and ADS only includes those revenues generated in the seven month period commencing March 1, 2002. Walker continues to see a deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film. We anticipate growth in net sales by ADS and commencement of business operations by NPI during the final quarter of our fiscal year ending December 31, 2002.

Cost  of  sales  for  the  nine  months  ended   September   30,  2002  was
approximately $374,000 all of which was incurred by Walker.

Operating expenses for the nine months ended September 30, 2002 were approximately $1,308,000, of which $299,000 was incurred by NPI, $212,000 was incurred by Walker and $798,000 was incurred by ADS. The operating expenses for Walker and ADS only includes those expenses incurred in the seven month period commencing March 1, 2002. The operating expenses for the nine months ended September 30, 2001 of $1,007,000 was incurred by NPI alone. We have endeavored to reduce operating expenses, through the reduction in compensation paid at Walker as its operations are requiring less general and administrative oversight and expenses. However, we anticipate that, as we expand the operations of ADS and commence business operations at NPI, we will be required to add personnel and incur greater general and administrative expenses.

Interest expense for the nine months ended September 30, 2002 was approximately $10,000, compared to interest expense of $43,000 for the nine months ended September 30, 2001. NPI incurred an interest expense of $12,000 and Walker had interest income of $2,000 for the current comparative period. The interest income for Walker for the current period only includes that income generated in the seven month period commencing March 1, 2002. Interest income is derived from interest generated by our available cash and cash equivalents, offset by the costs of borrowing funds. The cash and cash equivalents for the 2002 comparative period were derived from of Walker. As such funds are depleted, and ADS and NPI continue to incur debt, interest income will be reduced and we may incur interest expense in future periods.

We had an extraordinary item of approximately $159,000 resulting from the write-off of negative goodwill of NPI in connection with the acquisition transactions. There were no extraordinary items for the nine months ended September 30, 2001.

As a result of the foregoing, we incurred a net loss of approximately $141,000, or $0.23 per share, for the nine months ended September 30, 2002 compared to a loss of $1,050,000, or $4.50 per share, for the nine months ended September 30, 2001. Of the loss for the nine months ended September 30, 2002, net income of $123,000 can be attributable to Walker, net income of 47,000 can be deemed attributable to ADS and a net loss of $310,000 can be attributable to NPI.

Item 3.  Controls and Procedures.

An  evaluation  was  performed,   as  of  September  30,  2002,  under  the
supervision  and  with  the  participation  of  our  management,  including  our
President,   Chief  Executive  Officer  and  Chief  Financial  Officer,  of  the
effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2002.

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

Item 2.  Changes in Securities.

In July 2002, we issued 11,000 shares of our common stock to our outside legal counsel as settlement of $10,000 in professional fees. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

In October 2002, we issued, to a single individual, 31,463 shares of our common stock for the consideration of $188,778. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3.  Defaults on Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on September 18, 2002. Eight matters were presented to our stockholders for consideration at the annual meeting. These matters and the vote tallies for such matters are

1.       Election of four persons to our board of directors:

         Name of Nominee                Votes For          Votes Withheld
         ---------------                --------           --------------

         James N. Lucas, Sr.             606,702                 350
         James Metzger                   606,702                 350
         Mitchell S. Segal               606,702                 350
         Peter Walker                    606,702                 350


2. Amendment of our certificate of incorporation to increase the number of authorized shares of our common stock to 100 million from 1 million.

         Vote                     Number of Votes Cast
         ----                     --------------------

         For                             579,092
         Against                         27,950
         Abstain                           10


3. Amendment of our certificate of incorporation to authorize the issuance of serial preferred stock, consisting of 5,000,000 shares, with authority vested in our board of directors to prescribe the classes, series and number of each class or series and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series:

         Vote                     Number of Votes Cast
         ----                     --------------------

         For                             536,447
         Against                         27,953
         Abstain                           20


4. Amendment of our certificate of incorporation to change the name of our company to "Walker Financial Corporation:"

         Vote                     Number of Votes Cast
         ----                     -------------------
         For                             607,042
         Against                            0
         Abstain                           10


5. Amendment of our certificate of incorporation to expand the authorized nature of our business and purpose to include engaging in any act or activity for which corporations may be lawfully organized under the General Corporation Law of Delaware:


         Vote                     Number of Votes Cast
         ----                     --------------------
         For                             547,210
         Against                         17,200
         Abstain                           10


6. Amendment of our certificate of incorporation to create a classified board of directors:

         Vote                     Number of Votes Cast
         ----                     --------------------
         For                             536,477
         Against                         27,923
         Abstain                           20


7.       Approval of our 2002 Equity Incentive Plan:

         Vote                     Number of Votes Cast
         ----                     --------------------
         For                             536,177
         Against                         28,223
         Abstain                           20


8. Ratification of the selection of Marcum & Kliegman LLC as our independent certified accountants for the current fiscal year:

         Vote                     Number of Votes Cast
         ----                     --------------------
         For                             606,792
         Against                           250
         Abstain                           10


Item 5.  Other Information.

In October 2002, we filed a Registration Statement on Form S-8, registering under the Securities Act a total of 20,000 shares of our common stock issuable under our Consulting Services Agreement, dated September 10, 2002, with John C. Flanders, Jr. These 20,000 shares were issued to Mr. Flanders in October 2002.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

  Exhibit
  Number      Description
  ------      -----------
   10.1       Consulting Services Agreement, dated September 10, 2002, between
              Walker International Industries, Inc. and John C. Flanders, Jr.*

   99.1       Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
__________
    *         Incorporated by reference.  See Exhibit Index on page 22.

(b)      Reports on Form 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 13, 2002         Walker Financial Corporation


                                  By:  /s/ Mitchell S. Segal
                                     ------------------------------
                                       Mitchell S. Segal, President

                                  CERTIFICATION

     I, Mitchell S. Segal, the President, Chief Executive Officer and Chief Financial Officer of Walker Financial Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Walker Financial Corporation;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
                                              /s/ Mitchell S. Segal
                                              -----------------------
                                                  Mitchell S. Segal

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2002

                                  EXHIBIT INDEX

Exhibit
Number        Description
--------      ------------

   10.1 Consulting Services Agreement, dated September 10, 2002, between Walker International Industries, Inc. and John C. Flanders, Jr. (Incorporated by reference to exhibit 4.1 to the Registration Statement on Form S-8 of Walker International Industries, Inc. (Commission file number: 333-104224), filed with the SEC on October 9, 2002.)

  99.1        Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.