Form 10KSB
period 2002-12-31
WALKER FINANCIAL CORP
filed 2003-03-31
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _______ to _______

Commission file number 0-5418

                          WALKER FINANCIAL CORPORATION
                (Formerly, Walker International Industries, Inc.)
                 (Name of small business issuer in its charter)

          Delaware                                       13-2637172
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

     370 Old Country Road
           Suite 200
     Garden City, New York                                   11530
(Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number (516) 746-4141

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, $.10 par value
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The issuer's revenues for the fiscal year ended December 31, 2002 were $1,959,210.

     The aggregate market value of the issuer's common stock held by non-affiliates as of March 25, 2003, was approximately $1,170,531. On such date, the average of the closing bid and asked prices for the issuer's common stock, as quoted on the OTC Bulletin Board, was $0.30.

     The issuer had 7,501,510 shares of common stock outstanding as of March 25, 2003.

                                     PART I

     Throughout this Annual Report on Form 10-KSB, the terms the "company," "we," "us," "our," "our company" and "Walker" refer to Walker Financial Corporation and, unless the context indicates otherwise, includes our wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") and Kelly Color Laboratories, Inc. ("Kelly").

Introductory Comment -- Forward-Looking Statements

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or other results expressed or implied by such forward-looking statements not to occur or be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

     --   our business strategies and future plans of operations,

     -- general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

     -- the market acceptance and amount of sales of our products and services,

     --   the competitive environment within the industries in which we compete,

     --   our ability to raise additional capital, if and as needed,

     -- changes in the nature or enforcement of laws and regulations concerning our products, services, suppliers and customers, and

     -- the other factors and information discussed in other sections of this report.

     Readers should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business.

     General

     Our company was organized under the laws of the State of Delaware, under the name Walker Color, Inc., on September 29, 1967. In July 1985, we changed our name to Walker International Industries, Inc. In March 2002, we acquired all of the issued and outstanding common stock of American DataSource, Inc. and National Preplanning, Inc. through a series of contemporaneous mergers. We changed our name to Walker Financial Corporation in September 2002.

     The NPI and ADS mergers were accounted for as purchase transactions, whereby NPI was deemed the acquirer. Accordingly, historical financial statements prior to March 1, 2002 are those of NPI. NPI has established a new basis for ADS's and our company's pre-merger assets and liabilities based upon an allocation of the fair value of such assets and liabilities.

     As a result of our acquisition of ADS and NPI, we have changed our primary business focus from the film processing business to financial services operating in the death care business, currently centered upon the prearrangement of death care. NPI markets prearrangements as a voluntary benefit for employees, union members and affinity group/association members. An NPI subsidiary, NPI Agency, Inc., acts as a managing general insurance agency which can earn insurance commissions on the sale of prearrangements. ADS provides administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts.

     We remain engaged in film processing through our Kelly Color subsidiary, which is based in North Carolina. Kelly Color processes photographs, generally for professional photographers, principally through mail orders.

     Marketing

     Through our NPI subsidiary, we seek to market various discounted and non-discounted packages of prearranged funerals and cremations for national chains of funeral homes, as well as regional and independently-owned funeral homes.

     NPI seeks to accomplish sales through its own sales efforts, as well as through relationships with independent insurance agencies that sell other employee benefit products. To date, NPI has not generated any revenues, but has commenced marketing efforts and hired a vice president of business development. NPI is currently in various stages of talks with a number of associations and agencies to promote sales of its services.

     NPI anticipates providing various training materials and offering various communication materials to personnel who will be involved in the marketing of NPI's products and services. NPI's marketing efforts towards employee unions, associations and affinity groups, principally on a voluntary basis, are intended to allow it to achieve greater sales by reaching more potential customers, based upon a growing and continuing interest amongst these organizations to provide and/or offer more benefits to their employees and members.

     ADS is involved in the administration of pre-need funeral and cemetery trust assets. Administration entails detailed record keeping, management of all contracts between the funeral provider and its customers, allocation of trust earnings and expenses to the individual participants in the trust and reconciliation of the trust statement to the books on a monthly basis. ADS services a portion of the pre-need accounts of both Service Corporation International and Carriage Services, two publicly-held funeral home conglomerates. Other clients include the Texas Funeral Director's Master Trust, the American Funeral Trusts and a few independent funeral home accounts. ADS administers the accounts of trusts with assets totaling approximately $175 million. ADS makes no investment decisions and does not give any investment advice; its sole responsibility is to provide record keeping and management services.

     Marketing for Kelly Color's photography processing work is done through advertising in trade journals and direct solicitation of photographers. We market Kelly Color's photography processing services to photographers throughout the United States.

     Sources of Raw Materials

     We procure a substantial portion of our film, photographic paper and laboratory equipment and chemicals for Kelly Color from the Eastman Kodak Company and Mitsubishi Imaging. We have no contractual relationship with either company to supply us with such materials. We consider our relationship with both companies to be satisfactory and believe our present sources of supplies are adequate to meet our needs for the foreseeable future. We believe that such supplies are available from alternative sources at comparable prices. Absent an industry-wide shortage of photographic developing supplies, we believe that the failure to maintain our relationship with either supplier will not have a material adverse effect on the company.

     Customers

     Service Corporation International is ADS's largest client, representing 44% of ADS's business. The loss of this client could have a material adverse impact on ADS's and our operations.

     For calendar year 2002, there was no one customer of Kelly Color which accounted for more than 10% of its total photography business or upon whom Kelly Color is dependent for a material portion of its sales, revenues or earnings. However, the loss of one or more of Kelly Color's current customers could have an adverse effect on Kelly Color's and our operations.

     Competitive Conditions

     The death care industry is highly competitive, although we believe that there is no other company in the industry with a business model similar to ours. We do have competition from third party marketers, insurance agencies, banks, trust companies, administrators and software companies for each of the individual services that we offer. To a small degree, we also will compete with monument dealers, casket retailers and other non-traditional providers of limited services or products.

     The photographic processing business is highly competitive. There are a large number of professional photographic laboratories offering services similar to those offered by Kelly Color, some of whom have substantially greater resources and experience than us.

     Employees

     As of December 30, 2002, we employed approximately 20 persons at our Kelly Color subsidiary, 16 persons at our ADS subsidiary and 2 persons at our NPI subsidiary.

Item 2. Description of Property.

     Our executive offices are located at 370 Old Country Road, Suite 200, Garden City, New York 11530. These offices are provided rent-free pursuant to an oral arrangement with the Whitmore Group, LLC, an entity in which the principal owner is James Metzger, one of our directors.

     Kelly Color owns the land and the building located at 513 East Union Street, Morganton, North Carolina. The building contains approximately 15,000 square feet of space, housing the subsidiary's offices, photographic laboratory, shipping and storage areas. This property is not subject to any mortgage or other encumbrance.

     ADS leases offices located at 13111 Norwest Freeway, Suite 100, Houston, Texas 77040. These offices contain approximately 6,700 square feet and are leased from an unaffiliated third party for a monthly base rental of approximately $8,700. The lease expires in June 2005.

     We believe that our current facilities are adequate for our current requirements.

Item 3. Legal Proceedings.

     We are not involved in any legal proceeding which may be deemed to be material to our financial condition.

Item 4. Submission of Matters To a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Our common stock is traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board, maintained by the National Association of Securities Dealers, Inc., under the symbol WLKF. The following table sets forth the high and low bid quotations for our common stock for the periods indicated during the last two fiscal years:

        2002                             High Bid         Low Bid
        Jan. 1 through Mar. 31           $0.30            $0.28
        Apr. 1 through June 30           $0.44            $0.23
        July 1 through Sept. 30          $0.42            $0.23
        Oct. 1 through Dec. 31           $0.85            $0.28

        2001                             High Bid         Low Bid
        Jan. 1 through Mar. 31           $0.38            $0.28
        Apr. 1 through June 30           $0.30            $0.16
        July 1 through Sept. 30          $0.16            $0.16
        Oct. 1 through Dec. 31           $0.16            $0.15

     The above quotations have been adjusted to reflect our common stock dividend made effective in December 2002. In addition, the above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

     (b) As of March 25, 2003, there were 229 record holders of our common stock.

     (c) During the two fiscal years ended December 31, 2002 and 2001, we did not declare or pay any cash dividends to our stockholders. We are not a party to any loan agreement or other document which places restrictions on our payment of cash dividends. Unless corporate earnings are sufficient to justify the payment of cash dividends, as determined in the sole discretion of our Board of Directors, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Financial Condition and Liquidity

     We had working capital of $227,000 at December 31, 2002, compared to a working capital deficit of $461,000 at December 31, 2001. The increase in our working capital is primarily a result of working capital acquired in the amount of approximately $874,000 in connection with our mergers with ADS and NPI, offset by net cash used to fund operations of $186,000 for the year ended December 31, 2002.

     Net cash used in operating activities was approximately $186,000 for the year ended December 31, 2002, compared to net cash used in operating activities of $103,000 for the year ended December 31, 2001. During the year ended December 31, 2002, NPI had no revenues, which resulted in NPI incurring significant losses. For the year ended December 31, 2002, the operations of Kelly Color and ADS from March 1, 2002 are included, which operations allowed us to pay for a large portion of our operating expenses. In addition, for the year ended December 31, 2002, we recorded an extraordinary gain of approximately $159,000 attributable to the write-off of negative goodwill resulting from the excess of the fair value of net assets over the purchase price of Kelly Color acquired in the merger transaction.

     Net cash provided by investing activities was approximately $391,000 for the year ended December 31, 2002, resulting from the net cash proceeds of approximately $472,000 received as a result of the merger transactions, offset by purchases of property and equipment of $81,000. There were no cash flows generated by investing activities of NPI during the year ended December 31, 2002.

     Net cash provided by financing activities was approximately $161,000 for the year ended December 31, 2002, resulting from the issuance of a promissory note in the principal amount of $80,000, sales of common stock for gross proceeds of $274,000, offset by the repayment of outstanding notes of ADS totaling $175,000 and repayment of debt due a stockholder of $17,000. There was $96,200 of cash flow generated by financing activities during the year ended December 31, 2001 resulting from the issuance of a promissory note in the principle amount of $12,500, sales of common stock for gross proceeds of $100,000, offset by repayment of debt due a stockholder of $16,300.

     As a result of these activities, our cash and cash equivalents increased to $366,925 as of December 31, 2002, compared to $-0- at December 31, 2001.

     Business Strategy

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

     ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $175 million in trust funds. We anticipate that ADS will seek to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies.

     There can be no assurance that we will achieve successful and profitable results from our distribution and marketing efforts or that we will be able to complete acquisitions within the third party marketer segment of the death care services industry.

     We intend to seek merger candidates within our industries and intend any acquisitions to be accomplished through issuances of stock, debt and cash, or a combination of such forms of consideration. Accordingly, any future merger or acquisition may have a dilutive effect on our stockholders as of the time of such mergers and acquisitions. Additionally, our ability to accomplish any future acquisitions may depend on our cash position, our ability to raise capital, the stock price of our common stock, and our ability to service any debt we may incur.

     We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business in the death care services industry.

     Results of Operations

     Year Ended December 31, 2002

     Net sales for the year ended December 31, 2002 was $1,959,210, of which $787,928 was generated by Kelly Color and $1,171,282 was generated by ADS, of which approximately 44% was attributable to one customer. Kelly Color continues to see a deterioration in its revenues as the professional photography industry migrates from film to the use of digital imagery. During the year ended December 31, 2002, NPI generated no revenues.

     Cost of sales for the year ended December 31, 2002 was approximately $534,548, all of which was incurred by Kelly Color. Costs of sales as a percentage of net sales at Kelly Color was 67.84%. Kelly Color has seen a trend in the photographic development industry of reduced costs of certain raw materials. The benefits of this trend at Kelly Color has been offset in part by an inability at Kelly Color to reduce all costs of sales proportionally as net sales are reduced.

     Operating expenses for the year ended December 31, 2002 were approximately $1,846,000, of which $457,000 was generated by NPI, $290,000 was generated by Kelly Color and $1,099,000 was generated by ADS. We have endeavored to reduce operating expenses, through the reduction in compensation paid at Kelly Color as its operations are requiring less general and administrative oversight and expenses. However, we anticipate that, as we expand the operations of ADS and commence business operations at NPI, we will be required to add personnel and incur greater general and administrative expenses.

     Interest expense for the year ended December 31, 2002 was approximately $7,000. Interest expense is derived from interest generated by our available cash and cash equivalents, offset by the costs of borrowing funds. The cash and cash equivalents were derived from Kelly Color and ADS. As such funds are depleted, and if Kelly Color, ADS and/or NPI, we may incur interest expense in future periods.

     As a result of the foregoing, we incurred a net loss of approximately $277,000 for the year ended December 31, 2002, or $0.04 per share, compared to a loss of $1,472,000 or $0.62 per share for the year ended December 31, 2001. Of the loss for the year ended December 31, 2002, a loss of $475,000 is attributable to NPI, income of $123,000 is attributable to Kelly Color and income of $75,000 is attributable to ADS.

     Our significant accounting principles are disclosed and discussed in the notes to our audited financial statements that are included in this report.

Item 7. Financial Statements.

     Our audited financial statements and related notes required by this Item 7 begin on page F-1, following Part III of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     We dismissed Kofler, Levenstein, Romanotto & Co., P.C as our independent auditors on May 14, 2002. Since prior to January 1, 2001, there were no disagreements between us and Kofler, Levenstein, Romanotto & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. We engaged Marcum & Kliegman LLP to serve as our new independent auditors for fiscal year 2002. We previously reported this change in accountants in a Current Report on Form 8-K, dated May 16, 2002.

                                    PART III

Item 9. Directors , Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below is a brief description of each of our directors.

        Name                               Age               Principal Positions and Offices with our Company
        -------------------              --------     ------------------------------------------------------------
        James N. Lucas, Sr.                 55        Chairman of the Board of Directors; President of American
                                                      DataSource, Inc. subsidiary

        Mitchell S. Segal                   43        President and Chief Executive Officer; President of National
                                                      Preplanning, Inc. subsidiary; Director

        Peter Walker                        56        President of Kelly Color Laboratories, Inc. subsidiary;
                                                      Director

        James Metzger                       43        Director

     Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.

     James N. Lucas, Sr. became our chairman of the board upon completion, and pursuant to the terms, of our acquisition of American DataSource, Inc. in March 2002. Mr. Lucas has served as the president of ADS since 1999. Mr. Lucas currently is President and Chief Executive Officer of Professional Association Consultants, a third-party marketer operating in the death care industry. From 1990 to 1995, Mr. Lucas served as President and owner of International Funeral Associates, Inc. Mr. Lucas had previously served as President (1990), Executive Vice-President (1988-1989), Vice-President of Sales and Membership (1986-1987) of International Funeral Associates. Mr. Lucas sold International Funeral Associates to a major public insurer in 1995. From 1988 to 1990, Mr. Lucas also served as a Vice-President of Service Corporation International, one of the world's largest funeral home operators. From 1968 to 1986, he was the owner and operator of Lucas Funeral Homes, which consisted of four wholly owned funeral homes and three partially owned funeral homes in Tarrant County, Texas. Lucas Funeral Homes was sold to Service Corporation International in 1986. Mr. Lucas received his Bachelor Degree in Business Administration and a license from the Dallas Institute of Mortuary Services in 1968.

     Mitchell S. Segal became our president and chief executive officer and a member of our board of directors upon completion, and pursuant to the terms, of our acquisition of National Preplanning Inc. in March 2002. Mr. Segal has served as the president of NPI since its inception in 1999. He has spoken at several national conferences on issues relating to the death care industry and authors a monthly article for The Independent, a publication directed to the funeral industry. Mr. Segal received a B.A. degree from Boston University in 1981 and a J.D. degree from Hofstra Law School in 1984. He was employed by the accounting firm Arthur Andersen in its tax department from 1984 to 1986. Mr. Segal served as an assistant vice president in the direct investment division of NYLIFE Securities, a subsidiary of New York Life Insurance, from 1986 to 1987. Thereafter, Mr. Segal was a vice president in the realty investment group of Shearson Lehman Brothers from 1987 to 1990. From 1990 to 1998, Mr. Segal was in private practice.

     Peter Walker served as our president and chief executive officer (from
1984) and our chairman of the board (from 1987) until March 2002 when he resigned all of such positions upon completion, and pursuant to the terms, of our acquisition of ADS and NPI. Despite such resignations, Mr. Walker continues to serve as a director of our company and president of our Kelly Color Laboratories, Inc. subsidiary. From 1977 to 1984, Mr. Walker was executive vice-president, secretary and a director of our company.

     James Metzger has been a director since his election in May 2002. Mr. Metzger is Chairman of the Board and principal owner of The Whitmore Group, LLC, an insurance and financial services firm focused in the death care industry. Mr. Metzger has spent over sixteen years providing insurance and financial services to the death care industry. Mr. Metzger is a member of the National Funeral Directors Association, Metropolitan Funeral Directors, New York State Funeral Directors Association, New Jersey Funeral Directors Association, Connecticut Funeral Directors Association, Catholic Cemetery Guild, Associated Granite Craftsman Guild, and National Jewish Funeral Directors Association.

     Director Compensation

     Directors receive no cash compensation for their services as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of our board of directors. Members of our board of directors are eligible to participate in our 2002 Equity Incentive Plan, and independent directors are automatically granted options upon first joining the board, and yearly thereafter.

Item 10. Executive Compensation.

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the company during the fiscal years ended December 31, 2002, 2001 and 2000 by those persons who served as chief executive officer during our 2002 fiscal year and any executive officer at December 31, 2002 who received compensation in excess of $100,000 during such years.


                                      Summary Compensation Table

                                                                                  Long-Term
                                               Annual Compensation               Compensation
                                          -------------------------------     ------------------
                                                                                   Shares
         Name and                                                                 Underlying           All Other
    Principal Position       Year          Salary               Bonus              Options         Compensation(1)
------------------------   --------     ------------          ------------    ------------------   -----------------

Mitchell S. Segal(2)         2002         $156,923                 --                 --                 --
President and Chief          2001               --                 --                 --             $50,000(3)
Executive Officer            2000               --                 --                 --                 --

Peter Walker(4)              2002         $100,000                                    --                 --
President, Kelly Color       2001         $100,000                 --                 --                 --
Laboratories, Inc.           2000         $100,000                 --                 --                 --

(1)      The above compensation figures do not include the cost for the use of automobiles leased by us, the cost of benefits, including premiums for life insurance, and any other perquisites provided by us to such persons in connection with our business, all of which does not exceed the lesser of $50,000 or
         10% of such person's annual salary and bonus for the subject fiscal year.

(2)      Mr. Segal became our President and Chief Executive Officer in March 2002. The figures for 2001 and 2000 reflect Mr. Segal's compensation from NPI.

(3)      Represents shares of NPI common stock received in lieu of cash compensation.

(4)      Mr. Walker resigned as our president and chief executive officer in connection with our acquisitions of ADS and NPI in March 2002. Mr. Walker currently is being compensated at the rate of $100,000 per year, plus an non-accountable expense allowance of $1,000 per month.


     Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     We did not grant any stock options to, nor were any options exercised by, any of our executive officers named in the Summary Compensation Table during our fiscal year ended December 31, 2002. In addition, none of such named executive officers held options to purchase shares of our common stock at the end of our 2002 fiscal year.

     In September 2002, our stockholders approved our 2002 Equity Incentive Plan. Our executive officers are eligible to receive awards under this plan.

     Employment Agreements

     Employment Agreement with Mitchell S. Segal

     We have entered into an employment agreement with Mitchell Segal to serve as our president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, we will pay Mr. Segal an annual base salary of $200,000 for 2002, with annual increases of not less than $10,000, plus annual bonuses equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of our net income, provided our net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with us is terminated by us except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by our board of directors.

     Mr. Segal's employment agreement provides for him to be paid his salary:

     -- for a six-month period following his termination due to a disability and

     -- for the entire remaining employment term in the event his termination is otherwise than for cause or disability.

     Employment Agreement with Peter Walker

     We have entered into an employment agreement with Peter Walker to serve as president of our Kelly Color Laboratories, Inc. subsidiary through March 18, 2012. Under Mr. Walker's employment agreement, we will pay Mr. Walker an annual base salary of $100,000, plus a monthly non-accountable expense allowance of $1,000. Mr. Walker's employment agreement does not require Mr. Walker to devote a minimum number of hours to the business of Kelly Color. Mr. Walker's employment agreement does require us to use our best efforts to cause Mr. Walker to be nominated for election to our board of directors during the term of Mr. Walker's employment agreement.

     Mr. Walker's employment agreement provides for him to be paid his salary:

     -- for a two year period following his termination due to a disability and

     -- for the entire remaining employment term in the event his termination is otherwise than for cause or disability; provided that, if the termination is due to a failure to pay Mr. Walker his compensation otherwise payable under the employment agreement, then the rate of compensation shall be

          -- in the seventh year, 150% of his salary at the time of termination,

          -- in the eighth year, 200% of his salary at the time of termination,

          -- in the ninth year, 250% of his salary at the time of termination, and

          --   in the tenth year, 300% of his salary at the time of termination.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Our common stock is the only class of our voting securities presently outstanding.

     The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 25, 2003 by:

     -- each person known by the company to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

     --   each of our "named executive officers" and directors, and

     --   all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

     The term "named executive officers" is defined in the SEC rules as those executive officers who are required to be listed in the Summary Compensation Table set forth in Item 10 of this report.

     Except as otherwise indicated in the notes to the following table,

     -- we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

     -- the address for each beneficial owner listed in the table, except where otherwise noted, is c/o Walker Financial Corporation, 370 Old Country Road, Garden City, New York 11530.


                                                                                                 Percentage of
                                                                  Amount and Nature               Outstanding
Name and Address                                               of Beneficial Ownership           Shares Owned
---------------------                                         --------------------------  ---------------------------

Mitchell S. Segal(1)....................................               1,839,670                       24.52%

Peter Walker(2).........................................               1,109,390 (3)                   14.79%

James N. Lucas, Jr(4)...................................                 689,940 (5)                    9.20%

The Robert Walker Life Insurance Trust(6)...............                 615,620                        8.21%

James N. Lucas, Sr. (7).................................                 459,960                        6.12%

James Metzger(8)........................................                 190,720 (9)                    2.54%

All directors and executive                                            3,599,740 (10)                  47.98%
officers as a group (4 persons).........................
--------------------

(1) Mr. Segal became a director and our president and chief executive officer upon completion of our acquisition of NPI in March 2002. Mr. Segal remains the president of our NPI subsidiary.

(2) Mr. Walker was our president, chief executive officer and chairman of the board prior to our acquisitions of NPI and ADS in March 2002 and currently is the president of our Kelly Color subsidiary and a director of our company. The mailing address for Mr. Walker is c/o Walker Financial
     Corporation, 880 South Lake Boulevard, Mahopac, New York 10541.


(3) Includes (a) 615,620 shares of our common stock held by The Robert Walker Life Insurance Trust in which Mr. Walker serves as trustee and in which Mr. Walker is the beneficiary of 450,000 shares owned by this trust and is the brother of the beneficiary of the remaining shares owned by this trust, and
     (b) 165,000 held by a second trust for which Mr. Walker is the sole beneficiary. Mr. Walker disclaims any beneficial ownership to the shares owned by The Robert Walker Life Insurance Trust, other than the 450,000 shares for which he is the beneficiary under this trust.

(4) Mr. James N. Lucas, Jr. is an adult son of James N. Lucas, Sr., our chairman of the board of directors. The mailing address for Mr. Lucas is c/o American DataSource, Inc., 517 North Sylvania Avenue, Fort Worth, Texas 76111.

(5) Includes 229,980 shares of our common stock held by the James N. Lucas and Theresa Lucas Irrevocable Trust for the benefit of this individual.

(6) The mailing address for The Robert Walker Life Insurance Trust is c/o Walker Financial Corporation, 880 South Lake Boulevard, Mahopac, New York 10541.

(7) Mr. Lucas became our chairman of the board upon completion of our acquisition of ADS in March 2002. Mr. Lucas remains the president of our ADS subsidiary. The mailing address for Mr. Lucas is c/o American DataSource, Inc., 517 North Sylvania Avenue, Fort Worth, Texas 76111.

(8) The mailing address for Mr. Metzger is c/o The Whitmore Group LLC, 370 Old Country Road, Garden City, New York 11530.

(9) Includes 165,700 shares of our common stock held by The Whitmore Group, LLC a company at which Mr. Metzger serves as chairman of its board of directors. Also includes 14,300 shares of our common stock issuable upon exercise of options granted to Mr. Metzger under our 2002 Equity Incentive Plan, all of which are exercisable within the next 60 days.

(10) Includes the shares of our common stock held by the trust discussed in note
     (4) above and the shares issuable upon exercise of the options discussed in note (9) above.

         The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2002:

                                                                                           Number of securities
                                                                                          remaining available for
                               Number of securities to be   Weighted-average exercise      future issuance under
                                 issued upon exercise of       price of outstanding      equity compensation plans
                                  outstanding options,        options, warrants and        (excluding securities
                                   warrants and rights                rights             reflected in column (a))
                                           (a)                          (b)                         (c)
                               --------------------------   -------------------------    -------------------------
Equity compensation plans
approved by security holders             14,300                       $0.56                       685,700

Equity compensation plans
not approved by security
holders                                    --                          --                           --
                               --------------------------   -------------------------    -------------------------

Total                                    14,300                       $0.56                       685,700


Item 12. Certain Relationships and Related Transactions.


     We did not enter into any transaction with a related party during the last two years requiring disclosure under the rules and regulations adopted by the U.S. Securities and Exchange Commission, except for (a) the employment agreements we entered into with each of Peter Walker and Mitchell Segal which are discussed in the "Employment Agreements" subsection of Item 11 of this report., and (b) the rent-free offices provided by an entity in which James Metzger is the principal owner, as discussed in Item 2 of this report.

Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         3.1      Amended and Restated Certificate of Incorporation.

         3.2 By-Laws of Walker Color, Inc. (incorporated herein by reference from Exhibit 3(b) to Registrant's Registration Statement on Form S-1, File No. 2-300002.).

        21.1      List of subsidiaries of Registrant.

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     None.

Item 14. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     Based on his evaluation as of a date within 90 days of the filing date of this report, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

     (b) Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to the Chief Executive and Financial Officer's most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of
Walker Financial Corporation

We have audited the accompanying consolidated balance sheet of Walker Financial Corporation (formerly Walker International Industries, Inc) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walker Financial Corporation as of December 31, 2002, and the consolidated results of its operations, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ Marcum & Kliegman LLP
March 10, 2003
New York, NY


                                    WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------
                                                  December 31, 2002


                                                       ASSETS
Current assets -
   Cash and cash equivalents.....................................................................  $       366,925
   Accounts receivable, less allowance for doubtful account of $1,000............................          125,053
   Inventories...................................................................................           33,326
   Prepaid expenses and other current assets.....................................................           49,087
                                                                                                   ---------------
     Total current assets........................................................................  $       574,391
Property and equipment, net......................................................................          451,899
Other assets -
   Intangibles - customer list...................................................................          267,681
   Other assets..................................................................................            2,460
                                                                                                   ---------------
   Total assets..................................................................................  $     1,296,431
                                                                                                   ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
   Accounts payable and accrued expenses.........................................................  $       165,271
   Note payable..................................................................................          175,125
   Customer deposits.............................................................................            6,697
                                                                                                   ---------------
     Total current liabilities...................................................................          347,093
                                                                                                   ---------------
Stockholders' equity -
   Common stock, par value $0.10 per share 100,000,000 shares authorized;
     7,501,510 issued and outstanding............................................................          750,151
   Additional paid in capital....................................................................        3,178,084
   Accumulated deficit...........................................................................       (2,978,897)
                                                                                                   ---------------
     Total stockholders' equity..................................................................          949,338
                                                                                                   ---------------
       Total liabilities and stockholders' equity................................................  $     1,296,431
                                                                                                   ===============

                      The accompanying notes are an integral part of these financial statements

                                    WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the years ended December 31, 2002 and 2001


                                                                                2002               2001
                                                                           --------------     -------------
Net revenues......................................................         $    1,959,210     $         --
Costs of revenues.................................................                534,548               --
                                                                           --------------     -------------
    Gross profit..................................................              1,424,662               --
Operating expenses................................................              1,845,805        1,419,521
                                                                           --------------     -------------
    Operating loss................................................               (421,143)      (1,419,521)
Interest expense, net.............................................                (14,706)         (52,500)
                                                                           --------------     -------------
    Loss before extraordinary item................................               (435,849)      (1,472,021)
Extraordinary item................................................                158,690               --
                                                                           --------------     -------------
    Net loss......................................................         $     (277,159)    $ (1,472,021)
                                                                           ==============     =============

Basic and diluted net loss per common share.......................         $        (0.04)    $      (0.62)
                                                                           ==============     =============
Weighted average number of common shares outstanding..............              6,297,887        2,373,751
                                                                           ==============     =============

                      The accompanying notes are an integral part of these financial statements


                                        WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                                       For the years ended December 31, 2002 and 2001



                                                       Common Stock
                                              -------------------------------
                                                                                Additional
                                                                Par Value        Paid-In       Accumulated
                                                  Shares          $0.10          Capital         Deficit          Total
                                              --------------- --------------- --------------- --------------- --------------
BALANCE - January 1, 2001..........              2,254,360    $     225,436    $   503,546     $(1,229,717)    $  (500,735)

Issuance of Common Stock
  in settlement of accounts
  Payable..........................                 39,300            3,930        121,070              --         125,000
Sale of Common Stock...............                 21,520            2,152         97,848              --         100,000
Issuance of Common Stock
  upon conversion of note
  payable..........................                  8,930              893         11,607              --          12,500
Issuance of Common Stock
  to consultants...................                310,390           31,039      1,089,736              --       1,120,775
Warrant repricing on note
  payable..........................                     --               --         27,360              --          27,360
Net loss...........................                     --               --             --      (1,472,021)     (1,472,021)
                                              ------------    -------------    -----------     -----------     -----------
BALANCE - December 31, 2001. . . .               2,634,500    $     263,450    $ 1,851,167     $(2,701,738)    $  (587,121)

Sale of common stock...............                407,660    $      40,766    $   233,009     $        --     $   273,775
Accrued wages contributed pursuant to
  merger (See Note 1)..............                     --               --        304,025              --         304,025
Common stock issued as payment of
  accrued salaries.................                 26,800            2,680         54,172              --          56,852
Common stock issued for the acquisition
  of American Data Source, Inc.                  1,839,840          183,984        310,933              --         494,917
Outstanding common stock of Walker
  International Industries, Inc....              2,282,710          228,271        385,778              --         614,049
Common stock issued for services                   310,000           31,000         39,000              --          70,000
Net loss...........................                     --               --             --        (277,159)       (277,159)
                                              ------------    -------------    -----------     -----------     -----------
BALANCE - December 31, 2002.........             7,501,510    $     750,151    $ 3,178,084     $(2,978,897)    $   949,338
                                              ============    =============    ===========     ===========     ===========

                          The accompanying notes are an integral part of these financial statements

                                    WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the years ended December 31, 2002 and 2001

                                                                                       2002              2001
                                                                                  ---------------  ----------------
Cash Flows From Operating Activities:
Net loss.....................................................................     $     (277,159)  $   (1,472,021)
                                                                                  ---------------  ---------------
Adjustments to reconcile net loss to net cash used in operating activities -
   Extraordinary item........................................................           (158,690)               --
   Depreciation and amortization.............................................            145,418             5,305
   Accrued interest..........................................................             19,260            52,500
   Stock based compensation..................................................             70,000         1,120,775
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................             19,706                --
     Inventories.............................................................             12,987                --
     Prepaid expense and other current assets................................             67,187                --
     Customer deposits.......................................................              6,697                --
     Other assets............................................................             14,085                --
     Accounts payable and accrued expenses...................................           (105,429)          190,623
                                                                                  ---------------  ---------------
       Total adjustments.....................................................             91,221         1,369,203
                                                                                  ---------------  ---------------
       Net cash used in operating activities.................................           (185,938)        (102,818)
                                                                                  ---------------  ---------------

Cash Flows from Investing Activities -
Cash received in merger transaction, net of $380,000 cash paid...............            472,209                --
Purchase of property and equipment...........................................            (81,021)               --
                                                                                  ---------------  ---------------
     Net cash provided by investing activities...............................            391,188                --
                                                                                  ---------------  ---------------

Cash Flows from Financing Activities -
Principal repayment of notes payable.........................................           (175,000)               --
Proceeds from notes payable..................................................             80,000            12,500
Proceeds from sale of common stock...........................................            273,775           100,000
Repayment of due to stockholder..............................................            (17,100)          (16,353)
                                                                                  ---------------  ---------------
     Net cash provided by financing activities...............................            161,675            96,147
                                                                                  ---------------  ---------------

Net change in cash and cash equivalents......................................            366,925            (6,671)
Cash and cash equivalents - beginning........................................                 --             6,671
                                                                                  ---------------  ---------------
Cash and cash equivalents - ending...........................................     $      366,925   $           -0-
                                                                                  ===============  ================


                      The accompanying notes are an integral part of these financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended December 31, 2002 and 2001


NOTE 1 - Merger and Organization of Entities

On March 19, 2002, effective as of March 1, 2002, Walker Financial Corporation (formerly known as Walker International Industries, Inc.) and subsidiaries ("Walker") (which operates in the film processing industry through its wholly-owned subsidiary, Kelly Color, Inc.) acquired all of the issued and outstanding common stock of American DataSource, Inc. ("ADS") and National Preplanning, Inc. ("NPI") through a series of simultaneous mergers.

In the merger with ADS, Walker issued to James N. Lucas, Sr., the sole stockholder of ADS, 1,839,840 shares of common stock, and $325,000 in cash. In addition, the Company issued 18% subordinated promissory notes to the sole stockholder of ADS and his assignees in the aggregate principal amount of $500,000 due November 30, 2002. These notes were held in escrow pending the completion of a certain acquisition (as defined). The acquisition was not completed by September 30, 2002, and accordingly the notes were canceled. ADS provides trust administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery trust accounts.

In the merger with NPI, Walker issued to the stockholders of NPI a total of 2,725,730 shares of common stock. In addition, the Company issued 18% subordinated promissory notes in the aggregate principal amount of $750,000, due November 30, 2002. These notes were held in escrow pending the completion of a certain acquisition (as defined). The acquisition was not completed by September 30, 2002, and accordingly the notes were canceled. Mitchell Segal, the president, chief executive officer, and the owner of approximately 67.5% of the outstanding shares of NPI, received 1,839,670 of the shares of common stock and $506,221 principal amount of the notes. Mr. Segal also agreed to forego $304,000 of unpaid salary. NPI, which was a development stage company through February 28, 2002, is a managing general insurance agency and third party marketer of prearranged death care services to corporations, unions and affinity groups.

Walker has agreed to register a total of 913,080 shares of common stock that was issued in the ADS and NPI acquisitions for resale by the former stockholders of ADS and NPI. Such 913,080 shares represent approximately 20% of the shares of common stock that were issued in the two acquisitions.

The mergers were accounted for as purchase transactions, pursuant to the guidance of Staff Accounting Bulletin Topic 2a issued by the Securities and Exchange Commission (the "SEC"), whereby NPI not Walker was the accounting acquirer. The historical financial statements prior to March 1, 2002 are those of NPI. NPI has established a new basis for Walker and ADS assets and liabilities based upon an allocation of the fair value of the merger. The subordinated promissory notes were considered contingent consideration and would have been recorded if the contingency would have been resolved. The consolidated financial statements reflect the Company's best estimate at the date of the mergers. The adjustments to reflect the fair values of the assets and liabilities of ADS and Walker acquired by NPI in the merger transactions are as follows:

American DataSource, Inc.
-------------------------
Number of shares of common stock issued...................        1,839,840
Per share fair value of stock issued......................  $          .269
                                                            ---------------
Fair value of common stock ...............................  $       494,917
Cash......................................................          325,000
                                                            ---------------
Total purchase price......................................  $       819,917
                                                            ===============


  Fair value of net assets acquired -
      Current assets........................ $     293,446
      Property and equipment................       401,933
      Intangibles - customer list...........       371,597
      Liabilities assumed...................      (247,059)
                                             --------------
          Fair value of net assets acquired.                $       819,917
                                                            ===============

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended December 31, 2002 and 2001
                                   (Continued)


         Walker financial corporation.
         -----------------------------
         Number of shares of common stock outstanding [i]........................................        2,282,710
         Per share fair value of stock outstanding...............................................  $          .269
                                                                                                   ----------------
         Fair value of common stock..............................................................  $       614,049
         Merger costs ...........................................................................           55,000
                                                                                                   ----------------
              Total purchase price...............................................................  $       669,049
                                                                                                   ================

              Fair value of net assets acquired -
                  Current assets.............................................   $      866,110
                  Property and equipment [ii]................................               --
                  Other assets [ii]..........................................               --
                  Liabilities assumed........................................          (38,371)
                                                                                ---------------
                      Fair value of net identifiable assets acquired.............................  $       827,739
                      Negative goodwill [iii]....................................................         (158,690)
                                                                                                   ----------------
                                                                                                   $       669,049
                                                                                                   ================

[i]      The number of shares of common stock outstanding is net of 2,495,390 shares of treasury stock which were retired as part of the merger transactions.

[ii]     The excess of fair value of net assets acquired over the purchase price was allocated first to reduce property and equipment and other assets to zero, then to negative goodwill.

[iii]    Negative goodwill was immediately reflected as an extraordinary gain in the consolidated financial statements for the year ended December 31, 2002.

The pro forma unaudited condensed consolidated results of operations for the years ended December 31, 2002 and 2001, as if the mergers occurred on January 1, 2001, are as follows:

                                                                                     Pro Forma for the Years Ended
                                                                                    ------------------------------
                                                                                     December 31,     December 31,
                                                                                         2002              2001
                                                                                    --------------   -------------
Net revenues                                                                        $   2,319,757    $   2,574,805
Cost of sales                                                                             655,840          679,927
                                                                                    -------------    -------------
    Gross profit                                                                        1,663,917        1,894,878
Operating expenses                                                                      2,112,013        3,209,228
                                                                                    -------------    -------------
    Operating loss                                                                       (448,096)      (1,314,350)
Extraordinary item                                                                        158,690          256,023
                                                                                    -------------    -------------
    Net loss                                                                        $    (289,406)   $  (1,058,327)
                                                                                    =============    =============

Basic and diluted net income per common share                                       $       (0.04)   $       (0.16)
                                                                                    =============    =============
Weighted average number of common shares outstanding                                    6,975,570        6,496,301
                                                                                    =============    =============

This pro forma information does purport to be indicative of what would have occurred had the mergers been completed as of January 1, 2001 or results which may occur in the future.


Subsequent to the mergers, Walker changed its fiscal year end from November 30th to December 31st to correspond with the fiscal year end of NPI.

In November 2002 Walker changed its name from Walker International Industries, Inc to Walker Financial Corporation.

In December 2002, the Company effectuated a stock dividend, whereby for each one
(1) share of common stock held nine (9) additional shares and were issued as a dividend. The dividend has been deemed to be a significant stock dividend and pursuant to applicable to Delaware State Law the stock dividend was accounted for as in a manner similar to a stock split. As a result of the stock dividend, the Company has issued approximately 6.7 million shares of common stock. All share information have been retroactively restated to January 1, 2001.

NOTE 2 - Significant Accounting Policies

Nature of Business and Principles of Consolidation
--------------------------------------------------
Commencing March 1, 2002, the Company began classifying its operations into two business segments. ADS provides administrative services to independent funeral homes, state Master Trust and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts. NPI plans to sell pre-arranged death care plans as a voluntary benefit to corporations, unions and affinity groups. During the years ended December 31, 2002 and 2001 NPI did not generate any revenues.

Kelly operates a non-digital photographic development laboratory to the photographic profession.

The consolidated financial statements include the accounts of Walker and its wholly-owned subsidiaries NPI, Kelly, and ADS collectively referred to as the ("Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

Administrative Services
Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

Film Processing
Revenue from the processing of film and the sale of photographic portraits is recognized at the time of shipment to the customer.

Property and Equipment
----------------------
Property and equipment is stated at cost and is being depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Software Development Costs
--------------------------
The Company capitalizes software development costs from the point in time when technological feasibility has been established until the computer software product is available for use. The annual amortization of the capitalized amounts will be the greater of the ratio of the current revenue to total projected revenue for a product, or the straight-line method, and is applied over periods ranging up to 5 years. The Company performs periodic reviews to ensure that unamortized costs remain recoverable through the generation of future revenues.

Website Development Costs
-------------------------
Website development costs consist principally of outside consultants and related expenses. The Company follows the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Website Development Costs", which provides guidance in accounting for costs incurred to develop a website. The Company's website is being continually changed on a regular basis as the business model continues to evolve. Accordingly, due to the uncertainty of the Company's future product, these costs are expensed as incurred and are included in website development costs in the accompanying financial statements.

Research and Development
------------------------
Research and development costs are charged to expense as incurred.

Stock Options and Similar Equity Instruments
--------------------------------------------
At December 31, 2002, the Company had a Equity Incentive Plan, which is described more fully in Note 10. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                                    December 31,      December 31,
                                                                                         2002             2002
                                                                                    -------------    ---------------

  Net Loss as Reported                                                                $(277,159)      $(1,472,021)

  Deduct:  Total stock-based employee compensation
   expense determined under fair value-based method for all awards, net of
   related tax effect                                                                    (2,832)               --
                                                                                    -----------       -----------

  Pro Forma Net Income (Loss)                                                         $(279,991)      $(1,472,021)
                                                                                    ===========       ===========

  Basic and Diluted Net Income Per Share as Reported                                     $(0.04)           $(0.62)
                                                                                         ======            ======

  Basic and Diluted Pro Forma Net Income (Loss) Per Share                                $(0.04)           $(0.16)
                                                                                         ======            ======

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

The weighted average fair value of options at date of grant using the fair value based method during 2002 is estimated at $0.41.

                                                                                  December 31,     December 31,
                                                                                      2002              2001
                                                                                ---------------    ------------
Expected Life (Years)                                                               10 Years             --

Interest Rate                                                                         5.40%              --

Annual Rate of Dividends                                                              0.00%              --

Earnings Per Share
------------------
The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ( "EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the shares issued in the NPI merger transaction on the Company has been given retroactive application in the earnings per share calculation. The Company's outstanding warrants are out-of-the-money and are not reflected in diluted earnings per share. Accordingly, basic and diluted earnings per share are identical.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

At times during the year cash balances may exceed the maximum amounts insured by the FDIC.

Inventories
-----------
Inventories consist of photographic film and related products and is valued at lower of cost or market, determined on a first in/first out basis.

Concentration of Credit Risk
----------------------------
The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers believes that its accounts receivable credit risk exposure is limited.

Advertising Costs
-----------------
Advertising costs are expensed as incurred. Advertising costs were $14,767 and $2,500 for the years ended December 31, 2002 and 2001, respectively.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments
-----------------------------------
Carrying amounts of certain of the Company's financial instruments including cash, approximate fair value due to their relatively short maturities. The various notes payable are recorded at carrying value with terms as disclosed elsewhere in the notes to financial statements. It is not practical to estimate the fair value of these amounts because of the uncertainty of the timing of the payments.

Income Taxes
------------
The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2002, the Company has net operating loss carryforwards of approximately $2,800,000 which expire through 2022. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 2002, the deferred tax asset of approximately $1,000,000 has been offset by a valuation allowance of $1,000,000.

New Accounting Pronouncements
-----------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually.

The Company implemented these standards effective January 1, 2002 and they resulted in an extraordinary gain of $158,690, pursuant to the acquisition of the Company by NPI (Note 1).

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. On January 1, 2002, the Company implemented SFAS No. 142 and there was no impact to the Company's financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a significant impact on the consolidated financial statements of the Company. The Company does not expect the adoption of the initial recognition requirements of FIN 45 to have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its consolidated results of operations and financial condition.

Intangibles
-----------
Intangibles consist of a customer list obtained in the merger with ADS. The customer list was recorded at its estimated fair value at the merger date and is being amortized using the greater of the income forecast method or straight-line method over its estimated useful life of three years. Amortization expense for the year ended December 31, 2002 was approximately $104,000.

Reclassifications
-----------------
Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported income.

NOTE 3 - Inventories

Inventories consist of the following at December 31, 2002:

           Raw Materials                                      $30,187

           Work-in-Process                                      3,139
                                                              -------

                                                              $33,326
                                                              =======

NOTE 4 - Property and Equipment

Property and equipment consists of the following as of December 31, 2002.

                                                                 Estimated
                                                   2002         Useful Life
                                                -----------    ------------
Equipment                                        $  47,537        3-5 years
Developed software                                 432,938        3-5 years
Leasehold improvements                              21,357         5  years
                                                -----------
                                                   501,832
Less: accumulated depreciation                     (49,933)
                                                ----------

       Property and Equipment, net                $451,899
                                                  ========

Depreciation expense for the years ended December 31, 2002 and 2001 was $33,582 and $3,665, respectively.

NOTE 5 - Note Payable and Accrued Interest

On March 15, 2000, the Company obtained a $150,000 note payable with interest due at 6% per annum. Interest and principal was originally due on June 14, 2001 (extended to June 30, 2002 at June 30, 2002 the note payable was extended to June 30, 2003). In addition the Company issued a Warrant to purchase 200,000 shares of the Company's Common Stock with an exercise price of $1.20. The Company estimated that the warrant had a fair value of $66,000 using the Black-Scholes option pricing model. Accordingly, the amount was recorded as a deferred debt discount and will accrete the discount over the life of the note.

In exchange for the extension of the due date to June 30, 2002, the Company agreed to reduce the exercise price from $1.20 to $0.25, resulting in an increase to the fair value of warrant of $27,360. Accordingly, the Company recorded the amount as additional deferred debt discount and accreted the balance through June 30, 2002.

For the years ended December 31, 2002 and 2001, the Company amortized $10,260 and $43,500, respectively, of the deferred debt discount to interest expense.

NOTE 6 - Stockholders' Equity

Pre Merger
----------
During the year ended December 31, 2001 the Company issued 310,390 shares of Common Stock to consultants for services provided to the Company. The Company recorded $1,120,775 in consulting expense.

During the year ended December 31, 2001, the Company issued 21,520 shares of Common Stock and warrants to purchase 30,120 shares of common stock at an exercise price of $1.20 per share to two investors, resulting in aggregate proceeds of $100,000.

During the year ended December 31, 2001, the Company issued 39,300 shares of Common Stock as settlement of $125,000 of accounts payable.

During the year ended December 31, 2001, the Company issued 8,930 shares of Common Stock upon conversion of a note payable in the amount of $12,500.

During the three months ended March 31, 2002, the Company issued 64,430 shares of its Common Stock to an investor in a separate private equity transaction resulting in total proceeds of $60,000. During the three months ended March 31, 2002, the Company issued 26,800 shares of common stock as settlement of $56,852 of accrued wages.

Post Merger
-----------
During June 2002, the Company issued 28,600 shares of common stock to an investor in a separate private equity transaction resulting in gross proceeds of $25,000.

During July 2002, the Company issued 110,000 shares of common stock for professional fees. The Company recorded an expense of $10,000, which represents the estimated fair value of the services received.

During November 2002, the Company issued 314,630 shares of common stock to an investor in a separate private equity transaction resulting in gross proceeds of $188,775.

In October 2002, the Company issued 200,000 shares of common stock in connection with a six-month consulting agreement. The Company estimates the fair value of the services to be performed under the consulting is $60,000. Accordingly, the Company recorded an expense of $40,000 and a prepaid asset of $20,000 at December 31, 2002.

NOTE 7 - Related Party Transactions

Due to Stockholders
-------------------
This balance represents advances made by two individuals that are stockholders of the Company (one is also an officer), which are non-interest bearing and have no definitive repayment terms.

Due from Affiliate
------------------
This balance represents an advance made to an affiliate of the Company, which is noninterest-bearing and is due on demand.

NOTE 8 - Economic Dependency

Major Customer
--------------
The Company had sales of $855,197 (44%) to one customer during the year ended December 31, 2002. The balance due from this customer as of December 31, 2002 is $77,785.


NOTE 9 - Commitment and Contingencies

Litigation
----------
The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

Commitments
-----------
The Company has entered into an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, the Company will pay Mr. Segal an annual base salary of $200,000 for 2002, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors.

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

Operating Lease Arrangements
----------------------------
On May 8, 2002, ADS entered into a non-cancelable operating lease for its facilities located in Houston TX expiring in June 2005.

Walker leases office space under a non-cancelable operating lease expiring in May 2004.

Future minimum rental payments under the above non-cancelable operating leases as of December 31, 2002 are as follows:

                                       Year Ending
                                      December 31,                Amount
                               ------------------------------------------
                                          2003                  $110,000
                                          2004                   110,000
                                          2005                    54,000
                                                                --------
                                          Total                 $274,000
                                                                ========


Rental expense for the years ended December 31, 2002 and 2001 was approximately $77,000 and $16,000, respectively.


NOTE 10 - Equity Incentive Plan

On September 18, 2002, the stockholders of the Company approved the 2002 Equity Incentive Plan. The plan reserves 70,000 shares of common stock for issuance under the Plan. The types of Awards that may be granted under the Plan include one or more of the following types, either alone or in any combination thereof:

     (a)  Options;
     (b)  Stock Appreciation Rights;
     (c)  Restricted Stock;
     (d)  Performance Grants;
     (e)  Stock Bonuses; and
     (f) any other type of Award deemed by the Committee to be consistent with the purposes of the Plan (including, but not limited to, Awards of or options or similar rights granted with respect to unbundled stock units or components thereof, and Awards to be made to participants who are foreign nationals or are employed or performing services outside the United States).

At December 31, 2002 the Company issued ten (10) year options to purchase 7,150 shares of common stock at fair market value at the date of grant to an outside director of the Company. Such options are exercisable at the date of grant. On January 1, 2003, the Company issued a ten (10) year options to purchase 7,150 shares of common stock at fair market value at the date of grant to an outside director of the Company. Such options are exercisable at the date of grant.

NOTE 11 - Segment Reporting

As discussed in Note 2, the Company began classifying its operations into two business segments: (a) the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts and (b) film processing. Information concerning the Company's business segments is as follows:

                                                                          Segment
                                                          -------------------------------------
                                                                 (a)                 (b)                Total
Year Ended December 31, 2002
   Revenue.............................................   $      1,171,282   $         787,928   $       1,959,210
                                                          =================  ==================  ==================
   Operating loss......................................   $       (404,655)  $         (37,288)  $        (441,943)
                                                          =================  ==================  ==================
   Loss before extraordinary item......................   $      (421,414)   $         (35,235)  $        (456,649)
                                                          =================  ==================  ==================
   Basic and diluted net loss income per common
     share.............................................   $          (0.06)  $           (0.01)  $           (0.07)
                                                          =================  ==================  ==================
   Weighted average number of common shares
     outstanding.......................................          6,297,887           6,297,887           6,297,887
                                                          =================  ==================  ==================


                                                                         Segment
                                                                 (a)                 (b)                Total
Year Ended December 31, 2001
   Revenue.............................................   $            -0-   $             -0-   $             -0-
                                                          =================  ==================  =================
   Operating loss......................................   $      1,419,521   $            0.00   $       1,419,521
                                                          =================  ==================  =================
   Loss before extraordinary item......................   $     (1,472,021)  $            (-0-)  $      (1,472,021)
                                                          =================  ==================  =================
   Basic and diluted net loss per common share.........   $         (0.62)   $            0.00   $           (0.62)
                                                          =================  ==================  =================
   Weighted average number of common shares
     outstanding.......................................          2,373,751           2,373,751           2,373,751
                                                          =================  ==================  =================

Total identifiable assets at December 31, 2002.........   $      1,028,940   $         247,491   $       1,276,431
                                                          =================  ==================  =================

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WALKER FINANCIAL CORPORATION



Date: March 31, 2003                    By:       /s/ Mitchell S. Segal
                                             -----------------------------------
                                                  Mitchell S. Segal, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ James N. Lucas, Sr.           Chairman of the Board of Directors               March 31, 2003
------------------------------------
         James N. Lucas, Sr.

         /s/ Mitchell S. Segal             President, Chief Executive Officer               March 31, 2003
------------------------------------                and a Director
          Mitchell S. Segal

         /s/ Peter Walker                              Director                             March 31, 2003
------------------------------------
            Peter Walker

         /s/ James Metzger                             Director                             March 31, 2003
------------------------------------
            James Metzger


                                 CERTIFICATIONS


     I, Mitchell S. Segal, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Walker Financial Corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                       /s/ Mitchell S. Segal
                                           ----------------------------------
                                           Mitchell S. Segal
                                           Chief Executive and Financial Officer