Form 10QSB
period 2003-03-31
WALKER FINANCIAL CORP
filed 2003-05-15
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 7,501,510 shares of the registrant's common stock, par value $.10 per share, outstanding as of May 9, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]


                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2003

                                Table of Contents

                                                                                              Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2003..................       3
   Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
     Ended March 31, 2003 and 2002........................................................       4
   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
     Ended March 31, 2003 and 2002........................................................       5
   Notes to Condensed Consolidated Financial Statements...................................       6
Item 2.  Management's Discussion and Analysis or Plan of Operation........................      11
Item 3. Controls and Procedures...........................................................      13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................................      14
Item 2.  Changes in Securities............................................................      14
Item 3.  Defaults Upon Senior Securities..................................................      14
Item 4.  Submission of Matters to a Vote of Security Holders..............................      14
Item 5.  Other Information................................................................      14
Item 6.  Exhibits and Reports on Form 8-K.................................................      14

Signatures................................................................................      15

Certification.............................................................................      16

Exhibit Index.............................................................................      17

                                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                             WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                              (Unaudited)

                                                                                                      March 31,
                                                                                                        2003
                                                                                                 -----------------
                                                                ASSETS
Current assets -
   Cash and cash equivalents...................................................................  $         133,616
   Accounts receivable, net of allowance for doubtful accounts of $1,000.......................            195,171
   Inventories.................................................................................             30,493
   Prepaid expenses and other current assets...................................................            102,234
                                                                                                 ------------------
     Total current assets......................................................................            461,514
                                                                                                 ------------------
Property and equipment, net....................................................................            435,519
Other assets -
   Intangibles - customer list, net............................................................            236,714
   Other assets................................................................................              2,460
                                                                                                 ------------------
       Total assets............................................................................  $       1,136,207
                                                                                                 ==================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
   Accounts payable and accrued expenses.......................................................  $         138,982
   Customer deposits...........................................................................              4,190
   Line of credit, bank........................................................................             98,464
   Note payable and accrued interest...........................................................            177,375
                                                                                                 ------------------
     Total current liabilities.................................................................            419,011
                                                                                                 ------------------
Stockholders' equity -
   Common stock, par value $.10 per share
     100,000,000 authorized
     7,501,510 shares issued and outstanding...................................................            750,151
   Additional paid-in capital..................................................................          3,178,084
   Accumulated deficit.........................................................................         (3,211,039)
                                                                                                 ------------------
     Total stockholders' equity................................................................            717,196
                                                                                                 ------------------

       Total liabilities and stockholders' equity..............................................  $       1,136,207
                                                                                                 ==================

                                       See notes to condensed consolidated financial statements


                                             WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Net sales..................................................................  $         481,250   $         198,269
Costs of sales.............................................................            131,760              42,251
                                                                             ------------------  ------------------
   Gross profit............................................................            349,490             156,018
Operating expenses.........................................................            564,359             269,404
                                                                             ------------------  ------------------
   Operating loss..........................................................           (214,869)           (113,386)
Interest expense, net......................................................             (2,113)            (11,247)
                                                                             ------------------  ------------------
   Loss before extraordinary item..........................................           (216,982)           (124,633)
Extraordinary item.........................................................                 --             158,690
                                                                             ------------------  ------------------
   Net (loss) income before income taxes...................................           (216,982)             34,057
Income tax expense.........................................................            (15,160)                 --
                                                                             ------------------  ------------------
     Net (loss) income.....................................................  $        (232,142)  $          34,057
                                                                             ==================  ==================

Per share data - basic and diluted
   Loss before extraordinary item..........................................  $           (0.03)  $           (0.03)
   Extraordinary item......................................................                 --                0.04
                                                                             ------------------  ------------------
     Net (loss) income per common share....................................  $           (0.03)  $            0.01
                                                                             ==================  ==================

   Weighted average number of common shares outstanding....................          7,501,510           4,034,900
                                                                             ==================  ==================

                                       See notes to condensed consolidated financial statements

                                      WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..........................................................  $        (232,142)  $          34,057
Adjustments to reconcile net(loss) income to net cash
   provided by (used in) operating activities -
   Extraordinary item......................................................                 --            (158,690)
   Depreciation and amortization...........................................             57,546              11,933
   Accrued interest........................................................              2,250               9,450
   Accounts receivable, net................................................            (70,118)             (9,959)
   Inventories.............................................................              2,833               4,313
   Prepaid expenses and other current assets...............................            (53,147)             96,957
   Customer deposits.......................................................             (2,507)                 --
   Other assets............................................................                 --               1,135
   Accounts payable and accrued expenses...................................            (26,289)             43,364
                                                                             ------------------  ------------------
     Total adjustments.....................................................            (89,432)             (1,497)
                                                                             ------------------  -----------------
       Net cash (used in) provided by operating activities.................           (321,574)             32,560
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash proceeds from merger transaction, net of $380,000 cash paid.......                 --             472,209
Purchase of property and equipment.........................................            (10,199)                 --
                                                                             ------------------  ------------------
       Net cash (used in) provided by investing activities.................            (10,199)            472,209
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of notes payable.......................................                 --            (175,000)
Net proceeds from line of credit, bank.....................................             98,464                  --
Proceeds from notes payable................................................                 --              80,000
Proceeds from sale of common stock.........................................                 --              60,000
Repayment of due to stockholder............................................                 --             (17,100)
                                                                             ------------------  ------------------
       Net cash (used in) provided by financing activities.................             98,464             (52,100)
                                                                             ------------------  ------------------

Net (decrease) increase in cash and cash equivalents.......................           (233,309)            452,669
Cash and cash equivalents - beginning......................................            366,925                  --
                                                                             ------------------  ------------------
Cash and cash equivalents - ending.........................................  $         133,616   $         452,669
                                                                             ==================  ==================

                                       See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


NOTE 1 - Merger and Organization of Entities

On March 19, 2002, effective as of March 1, 2002, Walker Financial Corporation (formerly known as Walker International Industries, Inc.) and subsidiaries (the "Company" and or "Walker") (which operates in the film processing industry through its wholly-owned subsidiary, Kelly Color, Inc. ("Kelly")), acquired, all of the issued and outstanding common stock of American DataSource, Inc. ("ADS") and National Preplanning, Inc. ("NPI"), through a series of simultaneous mergers.

In the merger with ADS, the Company, issued to James N. Lucas, Sr., the sole stockholder of ADS, 183,984 shares of common stock, and $325,000 in cash. In addition, the Company issued 18% subordinated promissory notes to the sole stockholder of ADS and his assignees in the aggregate principal amount of $500,000 due November 30, 2002. These were subsequently canceled as a condition to their repayment failed to occur by a stated date. ADS provides trust administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery trust accounts.

In the merger with NPI, we issued to the stockholders of NPI a total of 272,573 shares of common stock. In addition, the Company issued 18% subordinated promissory notes in the aggregate principal amount of $750,000, due November 30, 2002. These were subsequently canceled as a condition to their repayment failed to occur by a stated date. Mitchell Segal, the president, chief executive officer, and the owner of approximately 67.5% of the outstanding shares of NPI, received 183,967 of the shares of common stock and $506,221 principal amount of the notes. Mr. Segal also agreed to forego $304,000 of unpaid salary. NPI, which was a development stage company through February 28, 2002, is a managing general insurance agency and third party marketer of prearranged death care services to corporations, unions and affinity groups.

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

American DataSource, Inc.
Number of shares of common stock issued..........          183,984
Per share fair value of stock issued.............  $          2.69
                                                   ----------------
Fair value of common stock ......................  $       494,917
Cash ............................................          325,000
                                                   ---------------
     Total purchase price........................  $       819,917
                                                   ===============

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)




       Fair value of net assets acquired -
           Current assets......................................   $      293,446
           Property and equipment..............................          401,933
           Intangibles - customer list.........................          371,597
           Liabilities assumed.................................         (247,059)
                                                                  ---------------
               Fair value of net assets acquired...................................  $       819,917
                                                                                     ================

  Walker Financial Corporation
  Number of shares of common stock outstanding [i].................................          228,271
  Per share fair value of stock outstanding........................................  $          2.69
                                                                                     ----------------
  Fair value of common stock.......................................................  $       614,049
  Merger costs ....................................................................           55,000
                                                                                     ----------------
       Total purchase price........................................................  $       669,049
                                                                                     ================

       Fair value of net assets acquired -
           Current assets......................................   $      866,110
           Property and equipment [ii].........................               --
           Other assets [ii]...................................               --
           Liabilities assumed.................................          (38,371)
                                                                  ---------------
               Fair value of net identifiable assets acquired......................  $       827,739
               Negative goodwill [iii].............................................         (158,690)
                                                                                     ----------------
                                                                                     $       669,049

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

The pro forma unaudited condensed consolidated results of operations for the three months ended March 31, 2002, as if the mergers occurred on January 1, 2002, are as follows:

                                                              Pro forma
                                                         ------------------
Net sales..............................................  $         558,816
Cost of sales..........................................            163,543
                                                         ------------------
   Gross profit........................................            395,273
Operating expenses.....................................            533,912
                                                         -----------------
   Operating loss......................................           (138,639)
Extraordinary item.....................................            297,068
                                                         ------------------
   Net income..........................................  $         158,429
                                                         ==================

Basic and diluted net income per common share..........  $            0.23
                                                         ==================

Weighted average number of common shares outstanding...            684,828
                                                         ==================

This pro forma information does purport to be indicative of what would have occurred had the mergers been completed as of January 1, 2002 or results which may occur in the future.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

Subsequent to the mergers, the Company changed its fiscal year end from November 30th to December 31st to correspond with the fiscal year end of NPI.

In December 2002, the Company effectuated a stock dividend, pursuant to which the holder of each one outstanding share of common stock received an additional nine shares as a dividend. The dividend has been deemed to be a significant stock dividend, and pursuant to applicable to Delaware General Corporation Law the stock dividend was accounted for as in a manner similar to a stock split. As a result of the stock dividend, the Company has issued approximately 6.7 million shares of common stock. All share information for the three months ended March 31, 2002 have been retroactively restated to January 1, 2002.

NOTE 2 - Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,2002.


NOTE 3 - Selected Significant Accounting Policies

Earnings Per Share
------------------

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted Earnings Per Share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the shares issued in the NPI merger transaction on the Company has been given retroactive application in the earnings per share calculation. The Company's outstanding warrants are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company implemented this standard effective January 1, 2003 with no material impact to the Company's financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

Intangibles
-----------

Intangibles consist of a customer list obtained in the merger with ADS. The customer list was recorded at its estimated fair value at the merger date and is being amortized using the greater of the income forecast method or straight-line method over its estimated useful life of three years.


NOTE 4 - Line of Credit, Bank

In July 2002, the Company entered into a new credit facility with a bank consisting of a $150,000 secured line of credit (the "Line"), with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. During the three months ended March 31, 2003, the Company began drawing on this line, and there was $98,436 outstanding under this line as of March 31, 2003. The line is collateralized by a building owned by the Company that is located in North Carolina.


NOTE 5 - Commitment and Contingencies

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


NOTE 6 - Segment Reporting

Commencing March 1, 2002, the Company began classifying its operations into two business segments: (a) the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)


pre-need funeral and cemetery accounts and (b) film processing. Information concerning the Company's business segments for the three months ended March 31, 2003 and 2002 are as follows:

                                                                         Segment
                                                          -------------------------------------
                                                                 (a)                 (b)                Total
                                                          -----------------  ------------------  ------------------
2003
----
Revenue................................................   $        332,604   $         148,646   $         481,250
                                                          =================  ==================  ==================
Net loss...............................................   $       (157,444)  $         (74,698)  $        (232,142)
                                                          =================  ==================  ==================
Total identifiable assets at March 31, 2003............   $        948,086   $         188,121   $       1,136,207
                                                          =================  ==================  ==================

2002
----
Revenue................................................   $        136,310   $          61,959   $         198,269
                                                          =================  ==================  ==================
Loss before extraordinary item.........................   $       (113,173)  $         (11,460)  $        (124,633)
                                                          =================  ==================  ==================


NOTE 6 - Letter of Intent

The Company has entered into a non-binding letter of intent, dated March 17, 2003, to acquire Ensure Agency, LLC, a licenced insurance brokerage providing pre-need funeral services. A member of Ensure Agency, LLC is a significant stockholder of the Company. The acquisition contemplated by the letter of intent is subject to, among other matters, satisfaction of customary due diligence reviews and the execution of a definitive acquisition agreement. No assurance can be given that a definitive acquisition agreement will be entered into by the parties or that the acquisition will be consummated.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Walker Financial Corporation (formerly known as Walker International Industries, Inc.) ("Walker") and, unless the context indicates otherwise, includes Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") and Kelly Color, Inc. ("Kelly").

Introductory Comment - Forward-Looking Statements.

Statements contained in this report include "forward_looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward_looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward_looking statements not to occur or be realized. Such forward_looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward_looking statements may be identified by the use of forward_looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

     --   the results our business strategies and future plans of operations,
     -- our ability to integrate our recent mergers of ADS and NPI into our business and administrative operations,
     -- our ability to obtain stockholder approval for the issuance of shares to permit the conversion of promissory notes we issued in connection with the merger transactions,
     -- general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
     --   our historical losses,
     -- the decline in sales by our Kelly subsidiary due to the rising use of digital cameras,
     -- the competitive environments within the photographic development, funeral home administrative services and pre-arranged death care services industries,
     --   our ability to raise additional capital, if and as needed,
     -- the cost-effectiveness of our product and service development activities,
     -- political and regulatory matters affecting the industries in which we operate,
     -- our ability to combine our various operations so that they may work together and grow successfully,
     -- the market acceptance, revenues and profitability of our current and future products and services,
     -- the extent that our sales network and marketing programs achieve satisfactory response rates, and
     -- the other risks detailed in this Quarterly Report on Form 10-QSB and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2002 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in the Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Financial Condition and Liquidity

We had working capital of $42,503 at March 31, 2003, compared to working capital of $353,640 at December 31, 2002. The decline in our working capital is primarily a result of our cash used to fund operations for the current quarter.

Net cash used in operating activities was approximately $322,000 for the three months ended March 31, 2003, compared to net cash provided by operating activities of $33,000 for the three months ended March 31, 2002. This is a result of NPI increasing the infrastructure and marketing efforts related to its rollout of marketing pre-arrangements. NPI has begun to enter into marketing agreements with independent agents to sell its products, and we expect NPI to start generating revenues during the third quarter of 2003. In addition, Kelly is experiencing a decline in revenues as a direct result of an industry-wide transition to digital photography. We are closely monitoring Kelly, and we are looking to cut costs and may curtail some or all of Kelly's operations.

Net cash used in investing activities was approximately $10,000 for the three months ended March 31, 2003, resulting from the purchase of equipment, as compared to net cash provided by investing activities of $472,209 for March 31, 2002 received as a result of the acquisition transactions, offset by purchases of property and equipment of $70,338.

Net cash provided by financing activities was $98,464 for the three months ended March 31, 2003 resulting from the borrowing under the $150,000 secured line of credit the Company established in July 2002 that expires in July 2004. The Company used these monies to fund operations.

As a result of these activities, our cash and cash equivalents decreased to $133,616 as of March 31, 2003 compared to $366,925 as of March 31, 2002.

We are currently seeking to raise additional capital to fund our operations, our acquisition of Ensure Agency, LLC and to retire the note payable and accrued interest of $177,375. We cannot assure you that we will be successful in raising additional capital on terms that are favorable to us, or at all. If we cannot raise additional capital, we may have to curtail some or all or our operations.


Business Strategy

We intend to become a leading financial services company operating in the death care industry. Through NPI, we anticipate seeking to market and sell pre-arrangements of death care as a voluntary benefit to corporations, unions and affinity groups. Through ADS, we intend to seek to increase the amount of pre-need trust dollars currently under our administration. We anticipate continuing to operate our Kelly subsidiary as a non-digital photographic development laboratory to the photographic profession. However we are monitoring Kelly's operations closely as sales continue to drop.

NPI is currently developing relationships with various distribution channels in which to sell pre-arranged death care plans. NPI will seek to earn insurance commissions and channel trust administration fees to ADS upon the sale of pre-arrangements. Additionally, NPI may seek to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations. On March 17, 2003, Walker entered into a non-binding letter of intent to acquire Ensure Agency, LLC, a third party marketer for the prearrangement of death care.

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $170 million in trust funds. We anticipate that ADS will seek to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies. ADS is currently conducting a feasibility study for the commencement of a master trust which will be marketed in New York.

There can be no assurance that we will achieve successful and profitable results from our distribution and marketing efforts or that we will be able to complete the acquisition of Ensure Agency, LLC or any other third party marketer segment of the death care services industry.

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

Results of Operations

Three Months Ended March 31, 2003

Net sales for the three months ended March 31, 2003 were $481,250, of which $148,646 was generated by Walker and $332,604 was generated by ADS. In the three months ended March 31, 2002, Walker generated $61,959 in revenues and ADS generated $136,310 in revenues. For the 2002 fiscal period, Walker's and ADS's operations were included for only one month, as compared to the full quarter in the 2003 fiscal period. Walker continues to see a deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film. NPI has not generated any revenues since its inception, but management believes NPI will begin to generate revenues in the third quarter of 2003.

Cost of sales for the three months ended March 31, 2003 was $131,760 all of which was incurred by Walker. Costs of sales as a percentage of Walker's net sales was 89.64%. Walker has seen a trend in the photographic development industry of reduced costs of certain raw materials, which results in lower sales. The benefits of this trend at Walker has been offset in part by an inability at Walker to reduce all costs of sales proportionally as net sales are reduced.

Operating expenses for the three months ended March 31, 2003 were approximately $564,359 of which $115,586 was generated by NPI, $91,721 was generated by Walker and $357,052 was generated by ADS. The operating expenses for the three months ended March 31, 2002 was $269,404. However, we have expanded the marketing and personnel costs at NPI in efforts to begin generating revenues beginning in the third quarter of 2003.

During the three months ended March 31, 2002, the Company recorded an extraordinary gain of $158,690 as a result of the March 1, 2002 mergers. (See
Note 1 to the Condensed Consolidated Financial Statements.)

Interest expense for the three months ended March 31, 2003 was $2,113 as a result of our draw down of a line of credit and the accrual of interest related to a promissory note of the company.

As a result of the foregoing, we incurred a net loss of approximately $232,000 for the three months ended March 31, 2003 or $0.03 per share, compared to net income of $34,057 or $0.01 per share for the three months ended March 31, 2002. Of the loss for the three months ended March 31, 2003, a loss of $74,698 can be attributable to Walker, a loss of $28,273 can be deemed attributable to ADS and a loss of $129,171 can be attributable to NPI.


Item 3.  Controls and Procedures.

An evaluation was performed, as of March 31, 2003, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2003.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003 (Commission File No.: 0-5418), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.


Item 2.  Changes in Securities.

None.


Item 3.  Defaults on Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

  Exhibit
  Number      Description
----------    -----------
   99.1       Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 15, 2003                  Walker Financial Corporation


                                     By:    /s/ Mitchell S. Segal
                                            ------------------------------------
                                                Mitchell S. Segal, President

                                  CERTIFICATION

         I, Mitchell S. Segal, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                   /s/ Mitchell S. Segal
                                     -------------------------------------------
                                                  Mitchell S. Segal
                                        President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2003

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      ------------
  99.1       Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002