Form 10QSB
period 2003-06-30
WALKER FINANCIAL CORP
filed 2003-08-18
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 7,501,510 shares of the registrant's common stock, par value $.10 per share, outstanding as of August 11, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2003

                                Table of Contents

                                                                                                  Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2003..........................    3
   Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months
     Ended June 30, 2003 and 2002................................................................    4
   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
     Ended June 30, 2003 and 2002................................................................    5
   Notes to Condensed Consolidated Financial Statements..........................................    6
Item 2.  Management's Discussion and Analysis or Plan of Operation...............................   12
Item 3. Controls and Procedures..................................................................   16

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.......................................................................   17
Item 2.  Changes in Securities...................................................................   17
Item 3.  Defaults Upon Senior Securities.........................................................   17
Item 4.  Submission of Matters to a Vote of Security Holders.....................................   17
Item 5.  Other Information.......................................................................   17
Item 6.  Exhibits and Reports on Form 8-K........................................................   17

Signatures.......................................................................................   19

Exhibit Index....................................................................................   20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                      June 30,
                                                                                                        2003
                                     ASSETS                                                      -----------------
Current assets -
   Cash and cash equivalents...................................................................  $         176,693
   Accounts receivable, net ...................................................................            158,486
   Inventories.................................................................................             29,488
   Prepaid expenses and other current assets...................................................             38,552
                                                                                                 ------------------
     Total current assets......................................................................            403,219
                                                                                                 ------------------
Property and equipment, net....................................................................            432,370
Other assets -
   Intangibles - customer list, net............................................................            205,748
   Other assets................................................................................              2,460
                                                                                                 ------------------
       Total assets............................................................................  $       1,043,797
                                                                                                 ==================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
   Accounts payable and accrued expenses.......................................................  $         143,441
   Customer deposits...........................................................................              5,905
   Line of credit, bank........................................................................            143,429
   Note payable and accrued interest...........................................................            179,625
                                                                                                 ------------------
     Total current liabilities.................................................................            472,400
                                                                                                 ------------------
Stockholders' equity -
   Common stock, par value $.10 per share; 100,000,000 authorized; 7,501,510 shares issued
     and outstanding...........................................................................            750,151
   Additional paid-in capital..................................................................          3,178,084
   Accumulated deficit.........................................................................         (3,356,838)
                                                                                                 ------------------
     Total stockholders' equity................................................................            571,397
                                                                                                 ------------------

       Total liabilities and stockholders' equity..............................................  $       1,043,797
                                                                                                 ==================


                             See notes to condensed consolidated financial statements


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2003           2002              2003           2002
                                                     -------------   -------------    -------------  --------------

Net sales..........................................  $    500,045    $    630,483     $    981,295   $     828,752
Costs of sales.....................................       145,164         153,652          276,924         195,903
                                                     -------------   -------------    -------------  --------------
   Gross profit....................................       354,881         476,831          704,371         632,849
Operating expenses.................................       498,494         579,688        1,062,853         849,092
                                                     -------------   -------------    -------------  --------------
   Operating loss..................................      (143,613)       (102,857)        (358,482)       (216,243)
Interest income (expense), net.....................        (2,187)            927           (4,300)        (10,320)
                                                     -------------   -------------    -------------  --------------
   (Loss) before extraordinary item and
     income taxes..................................      (145,800)       (101,930)        (362,782)       (226,563)
Extraordinary item.................................            --              --               --         158,690
                                                     -------------   -------------    -------------  --------------
   Net loss before income taxes....................      (145,800)       (101,930)        (362,782)        (67,873)
Income tax expense.................................            --              --           15,160              --
                                                     -------------   -------------    -------------  --------------
   Net loss........................................  $   (145,800)   $   (101,930)    $   (377,942)  $     (67,873)
                                                     =============   =============    =============  ==============

Per share data - basic and diluted:
   Loss before extraordinary item and
     income taxes..................................  $      (0.02)   $      (0.03)    $      (0.05)  $       (0.06)
   Extraordinary item..............................            --              --               --            0.04
                                                     -------------   -------------    -------------  --------------
     Net loss before income taxes..................         (0.02)          (0.03)           (0.05)          (0.02)
   Income tax expense..............................                            --               --              --
                                                     -------------   -------------    -------------  --------------
     Net loss per common share.....................  $      (0.02)   $      (0.03)    $      (0.05)  $       (0.02)
                                                     =============   =============    =============  ==============

Weighted average number of common shares
     outstanding...................................     7,501,510       3,707,100        7,501,510       3,544,350
                                                     =============   =============    =============  ==============


                             See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                      Six Months Ended June 30,
                                                                                       2003              2002
                                                                                  ---------------  ----------------
Cash Flows From Operating Activities:
Net loss.....................................................................     $     (377,942)  $       (67,873)
                                                                                  ---------------  ----------------
Adjustments to reconcile net loss to net cash used in operating activities -
   Extraordinary item........................................................                 --          (158,690)
   Depreciation and amortization.............................................            116,697            52,642
   Accrued interest..........................................................              4,500             9,450
   Changes in operating assets and liabilities:
     Accounts receivable, net................................................            (33,433)          (56,491)
     Inventories.............................................................              3,837             9,673
     Prepaid expense and other current assets................................             10,536            80,498
     Customer deposits.......................................................               (791)            5,214
     Other assets............................................................                 --            14,055
     Accounts payable and accrued expenses...................................            (21,830)           14,121
                                                                                  ---------------  ----------------
       Total adjustments.....................................................             79,516           (29,528)
                                                                                  ---------------  ----------------
       Net cash used in operating activities.................................           (298,426)          (97,401)
                                                                                  ---------------  ----------------

Cash Flows From Investing Activities -
Net cash received in merger transaction, net of $380,000 cash paid...........                 --           472,209
Purchase of property and equipment...........................................            (35,235)          (46,843)
                                                                                  ---------------  ----------------
     Net cash provided by investing activities...............................            (35,235)          425,366
                                                                                  ---------------  ----------------

Cash Flows From Financing Activities -
Principal repayment of notes payable.........................................                 --          (175,000)
Net proceeds from line of credit, bank.......................................            143,429
Proceeds from notes payable..................................................                 --            80,000
Proceeds from sale of common stock...........................................                 --            85,000
Repayment of due to stockholder..............................................                 --           (17,100)
                                                                                  ---------------  ----------------
     Net cash (used in) provided by financing activities.....................            143,429           (27,100)
                                                                                  ---------------  ----------------

Net increase in cash and cash equivalents....................................           (190,232)          300,865
Cash and cash equivalents - beginning........................................            366,925                --
                                                                                  ---------------  ----------------
Cash and cash equivalents - ending...........................................     $      176,693   $       300,865
                                                                                  ===============  ================


                             See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

In the merger with ADS, the Company, issued to James N. Lucas, Sr., the sole stockholder of ADS, 1,839,840 shares of the common stock, par value $0.10 per share (the "Common Stock"), of the Company and $325,000 in cash. In addition, the Company issued 18% subordinated promissory notes to the sole stockholder of ADS and his assignees in the aggregate principal amount of $500,000 due November 30, 2002. These subordinated notes were subsequently canceled as a condition to their repayment failed to occur by a stated date. ADS provides trust administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery trust accounts.

In the merger with NPI, the Company issued to the stockholders of NPI a total of 2,725,730 shares of Common Stock. In addition, the Company issued 18% subordinated promissory notes in the aggregate principal amount of $750,000, due November 30, 2002. These subordinated notes were subsequently canceled as a condition to their repayment failed to occur by a stated date. Mitchell Segal, the president, chief executive officer, and the owner of approximately 67.5% of the outstanding shares of NPI, received 1,839,670 of the shares of Common Stock and $506,221 principal amount of the notes. Mr. Segal also agreed to forego $304,000 of unpaid salary. NPI, which was a development stage company through February 28, 2002, is a managing general insurance agency and third party marketer of prearranged death care services to corporations, unions and affinity groups.

The Company has agreed to register a total of 913,080 shares of Common Stock that was issued in the ADS and NPI acquisitions for resale by the former stockholders of ADS and NPI. Such 913,080 shares represent approximately 20% of the shares of Common Stock that were issued in the two acquisitions.

The mergers were accounted for as purchase transactions, pursuant to the guidance of Staff Accounting Bulletin Topic 2a issued by the Securities and Exchange Commission (the "SEC"), whereby NPI not Walker was the accounting acquirer. The historical financial statements prior to March 1, 2002 are those of NPI. NPI has established a new basis for Walker and ADS assets and liabilities based upon an allocation of the fair value of the merger. The subordinated promissory notes were considered, at the time of their issuance, contingent consideration and were to be recorded when the contingency was resolved. These subordinated notes were subsequently canceled as a condition to their repayment failed to occur by a stated date. The condensed consolidated financial statements reflect the Company's best estimate at the date of the mergers. The adjustments to reflect the fair values of the assets and liabilities of ADS and Walker acquired by NPI in the merger transactions are as follows:

         American DataSource, Inc.
         Number of shares of common stock issued.................................................        1,839,840
         Per share fair value of stock issued....................................................  $         0.269
                                                                                                   ----------------
         Fair value of common stock .............................................................  $       494,917
         Cash ...................................................................................          325,000
                                                                                                   ---------------
              Total purchase price...............................................................  $       819,917
                                                                                                   ================



              Fair value of net assets acquired -
                  Current assets.............................................   $      293,446
                  Property and equipment.....................................          401,933
                  Intangibles - customer list................................          371,597
                  Liabilities assumed........................................         (247,059)
                                                                                ---------------
                      Fair value of net assets acquired..........................................  $       819,917
                                                                                                   ================

         Walker Financial Corporation
         Number of shares of common stock outstanding [i]........................................        2,282,710
         Per share fair value of stock outstanding...............................................  $         0.269
                                                                                                   ----------------
         Fair value of common stock..............................................................  $       614,049
         Merger costs ...........................................................................           55,000
                                                                                                   ----------------
              Total purchase price...............................................................  $       669,049
                                                                                                   ================

              Fair value of net assets acquired -
                  Current assets.............................................   $      866,110
                  Property and equipment [ii]................................               --
                  Other assets [ii]..........................................               --
                  Liabilities assumed........................................          (38,371)
                                                                                ---------------
                      Fair value of net identifiable assets acquired.............................  $       827,739
                      Negative goodwill [iii]....................................................         (158,690)
                                                                                                   ----------------
                                                                                                   $       669,049

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

The pro forma unaudited condensed consolidated results of operations for the six months ended June 30, 2002, as if the mergers occurred on January 1, 2002, are as follows:


                                                                                                      Pro forma
Net sales......................................................................................  $       1,189,299
Cost of sales..................................................................................            317,195
                                                                                                 ------------------
   Gross profit................................................................................            872,104
Operating expenses.............................................................................          1,125,300
                                                                                                 -----------------
   Operating loss..............................................................................           (253,196)
Extraordinary item.............................................................................            297,068
                                                                                                 ------------------
   Net income..................................................................................  $          43,872
                                                                                                 ==================

Basic and diluted net income per common share..................................................  $            0.01
                                                                                                 ==================
Weighted average number of common shares outstanding...........................................          6,845,780
                                                                                                 ==================

This pro forma information does purport to be indicative of what would have occurred had the mergers been completed as of January 1, 2002 or results which may occur in the future.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

Subsequent to the mergers, the Company changed its fiscal year end from November 30th to December 31st to correspond with the fiscal year end of NPI.

In December 2002, the Company effectuated a stock dividend, pursuant to which the holder of each one outstanding share of common stock received an additional nine shares as a dividend. The dividend has been deemed to be a significant stock dividend, and pursuant to applicable to Delaware General Corporation Law the stock dividend was accounted for as in a manner similar to a stock split. As a result of the stock dividend, the Company has issued approximately 6.7 million shares of common stock. All share information for the three and six months ended June 30, 2003 have been retroactively restated to January 1, 2002.


NOTE 2 - Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,2002.


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

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company implemented this standard effective January 1, 2003 with no material impact to the Company's financial statements.

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock -Based Compensation," to provide an alternative method of transition to

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)
SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25. The Company will continue to account for stock based compensation according to APB Opinion No. 25. The adoption of SFAS 148 did not have an impact on net income or preformed net income applying the fair value method, as the Company did not have stock based compensation for the six months ended June 30, 2003 or 2002.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003. This Statement amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Company's financial statements has not been significant.

In May, 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Company is still evaluating the effect of this pronouncement on its financial statements.

Intangibles
-----------

Intangibles consist of a customer list obtained in the merger with ADS. The customer list was recorded at its estimated fair value at the merger date and is being amortized using the greater of the income forecast method or straight-line method over its estimated useful life of three years.


NOTE 4 - Line of Credit, Bank

In July 2002, the Company entered into a new credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. During the six months ended June 30, 2003, the Company began drawing on the Line of Credit, and there was $143,429 outstanding under the Line of Credit as of June 30, 2003. The Line of Credit is collateralized by a building owned by the Company that is located in North Carolina.


NOTE 5 - Commitment and Contingencies

Litigation
----------

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

Commitments
-----------

The Company has entered into an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, the Company will pay Mr. Segal an annual base salary of $200,000 for 2002, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company, except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors.

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


NOTE 6 - Segment Reporting

Commencing March 1, 2002, the Company began classifying its operations into two business segments: (a) the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts and (b) film processing. Information concerning the Company's business segments for the three and six months ended June 30, 2003 and 2002 are as follows:

                                  Three Months Ended June 30, 2003            Three Months Ended June 30, 2002
                             ------------------------------------------  ------------------------------------------
                                       Segment                                     Segment
                             ---------------------------                 ---------------------------
                                   (a)           (b)          Total            (a)           (b)          Total
                             ------------- -------------  -------------  ------------- ------------- --------------
Revenue                      $    307,802  $    192,243   $    500,045   $    368,743  $    261,740  $     630,483
                             ============= =============  =============  ============= ============= ==============
Loss before extraordinary
   item and income taxes     $   (121,428) $    (24,372)  $   (145,800)  $    (95,048) $     (6,882) $    (101,930)
                             ============= =============  =============  ============= ============= ==============

                                   Six Months Ended June 30, 2003              Six Months Ended June 30, 2002
                             ------------------------------------------  ------------------------------------------
                                       Segment                                     Segment
                             ---------------------------                 ---------------------------
                                   (a)           (b)          Total            (a)           (b)          Total
                             ------------- -------------  -------------  ------------- ------------- --------------
Revenue                      $    640,406  $    340,889   $    981,295   $    505,053  $    323,699  $     828,752
                             ============= =============  =============  ============= ============= ==============
Loss before extraordinary
   item and income taxes     $   (263,712) $    (99,070)  $   (362,782)  $   (208,221) $    (18,342) $    (226,563)
                             ============= =============  =============  ============= ============= ==============
Total identifiable assets
   at June 30                $    874,545  $    169,252   $  1,043,797   $  1,008,890  $    347,509  $   1,356,399
                             ============= =============  =============  ============= ============= ==============

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

NOTE 7 - Letter of Intent

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

NOTE 8 - Subsequent Events

On July 25, 2003, the Company issued to one individual a 11% Secured Subordinated Promissory Note in the principal amount of $165,000.00 (the "Note") and five year warrants (the "Warrants") to purchase 25,000 shares of Common Stock at an exercise price of $0.28 per share. The Note has a maturity date of January 2, 2005 and is secured by all of the assets of the Company, senior to all other debt of the Company other than the mortgage collateralizing the Line of Credit. The Company received gross proceeds of $165,000 in connection with the issuance of the Note and paid a finder's fee to a registered broker-dealer of $21,450 and the issuance of an additional 35,000 Warrants. The Company incurred other costs related to the issuance of the Note and Warrants aggregating approximately $11,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout the remainder of this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Walker Financial Corporation (formerly known as Walker International Industries, Inc.) ("Walker") and, unless the context indicates otherwise, includes Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") and Kelly Color, Inc. ("Kelly").

Introductory Comment - Forward-Looking Statements.

Statements contained in this report include "forward_looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward_looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward_looking statements not to occur or be realized. Such forward_looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward_looking statements may be identified by the use of forward_looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

--   the results our business strategies and future plans of operations,
-- our ability to integrate our recent mergers of ADS and NPI into our business and administrative operations,
-- general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
--   our historical losses,
-- the decline in sales by our Kelly subsidiary due to the rising use of digital cameras,
-- the competitive environments within the funeral home administrative services, pre-arranged death care services and photographic development industries,
--   our ability to raise additional capital, if and as needed,
--   the cost-effectiveness of our product and service development activities,
-- political and regulatory matters affecting the industries in which we operate,
-- our ability to combine our various operations so that they may work together and grow successfully,
-- the market acceptance, revenues and profitability of our current and future products and services,
-- the extent that our sales network and marketing programs achieve satisfactory response rates, and
-- the other risks detailed in this Quarterly Report on Form 10-QSB and, from time to time, in our other filings with the Securities and Exchange Commission.

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

Financial Condition and Liquidity

We had negative working capital of $69,181 at June 30, 2003, compared to working capital of $227,298 at December 31, 2002. The decline in our working capital primarily is a result of our cash used to fund operations for the current six-month period.

Net cash used in operating activities was approximately $298,000 for the six months ended June 30, 2003, compared to $97,000 for the six months ended June 30, 2002. NPI has begun to enter into marketing agreements with independent agents to sell its products, and we expect NPI to start generating revenues during the third quarter of 2003.

In addition, Kelly is experiencing a decline in revenues as a direct result of an industry-wide transition to digital photography. We are closely monitoring Kelly, and we are looking to cut costs and may curtail some or all of Kelly's operations. For the six months ended June 30, 2003, we incurred a net loss of $378,000, compared to $68,000 in the six months ended June 30, 2002. We incurred $117,000 in depreciation and amortization charges in the current six-month period, compared to $53,000 in the prior year's comparable period, primarily due to placing our internally-developed software into service, resulting in $65,000 of depreciation expense for the six months ended June 30, 2003. Further, in the prior year's comparable period, we received an extraordinary benefit of $159,000 and reduced our prepaid expenses and other current assets by $80,000; while, in the current six-month period, we did not have any extraordinary item adjustments and our prepaid expenses and other current assets was reduced by $11,000.

Net cash used in investing activities was approximately $35,000 for the six months ended June 30, 2003, resulting from the purchase of equipment of $35,000, as compared to net cash provided by investing activities of $425,000 for the six months ended June 30, 2002, primarily resulting from the receipt of $472,000 as a result of the acquisition transactions in March 2002 and offset by the purchase of equipment of $47,000.

Net cash provided by financing activities was approximately $143,000 for the six months ended June 30, 2003, resulting from the borrowings under the $150,000 secured line of credit we established in July 2002 that expires in July 2004. We used the monies borrowed under the line of credit to fund operations. Net cash used in financing activities was $27,000 in the six months ended June 30, 2002, resulting from the issuance of a promissory note in the principal amount of $80,000, sales of common stock for gross proceeds of $85,000, offset by the repayment of outstanding notes totaling $175,000 of ADS and repayment of debt due a stockholder of $17,000.

On July 25, 2003, we issued to one individual a 11% Secured Subordinated Promissory Note in the principal amount of $165,000.00 and five year warrants to purchase 25,000 shares of our common stock at an exercise price of $0.28 per share. The note has a maturity date of January 2, 2005 and is secured by all of our assets, senior to all of our other debt other than the mortgage collateralizing the $150,000 line of credit we established with a North Carolina bank. We received gross proceeds of $165,000 in connection with the issuance of the note and warrants and paid a finder's fee to a registered broker-dealer of $21,450 and the issuance of an additional 35,000 warrants. We also incurred other costs related to the issuance of the note and warrants aggregating approximately $11,000.

We have entered into a term sheet with a registered broker-dealer that contemplates a private placement of senior subordinated convertible promissory notes with gross proceeds of between $500,000 and $1,600,000. We anticipate that the net proceeds of such a private placement will be used to fund our operations, our acquisition of Ensure Agency, LLC and to retire the note payable and accrued interest of $177,375. We cannot assure you that we will be successful in raising additional capital on terms that are favorable to us, or at all. If we cannot raise additional capital, we may have to curtail some or all or our operations.

As a result of these activities, our cash and cash equivalents decreased to $176,693 as of June 30, 2003 compared to $300,865 as of June 30, 2002.

Business Strategy

We intend to become a leading financial services company operating in the death care industry. Through NPI, we anticipate seeking to market and sell pre-arrangements of death care as a voluntary benefit to corporations, unions, affinity groups and individuals. Through ADS, we intend to seek to increase the amount of pre-need trust dollars currently under our administration. We anticipate continuing to operate our Kelly subsidiary as a non-digital photographic development laboratory to the photographic profession. However we are monitoring Kelly's operations closely as sales continue to drop.

NPI is currently developing relationships with various distribution channels in which to sell pre-arranged death care plans. NPI will seek to earn insurance commissions and channel trust administration fees to ADS upon the sale of pre-arrangements. Additionally, NPI may seek to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations. In March 2003, we entered into a non-binding letter of intent to acquire Ensure Agency, LLC, a third party marketer for the prearrangement of death care.

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $131 million in trust funds. We anticipate that ADS will seek to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies. ADS currently is forming a master trust which will be marketed in New York. We have been advised by Service Corporation International ("SCI") that SCI will no longer outsource its trust administration functions to third parties. ADS currently administers $70 million of pre-need funds for SCI. We believe that SCI's actions will not affect ADS's operations until the fourth quarter of 2003. We further believe that ADS's trust administration for SCI was not materially profitable for ADS and that, following SCI's withdrawal of its business from ADS, ADS will be able to focus its marketing and performance on more profitable accounts.

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

Results of Operations

Three Months Ended June 30, 2003

Net sales for the three months ended June 30, 2003 were approximately $500,000, of which $192,000 was generated by Walker and $308,000 was generated by ADS. In the three months ended June 30, 2002, net sales were $630,000, of which Walker generated $262,000 in revenues and ADS generated $368,000 in revenues. Walker continues to see a deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film. We believe that the reduction in ADS's revenues can be attributed primarily to SCI's disposition of a number of funeral homes resulting in a lower amount of pre-need funds available for administration by ADS. Through June 30, 2003, NPI had not generated any revenues. As of August 12, 2003, NPI has caused to be licensed nine insurance agents to sell pre-need insurance policies underwritten by a nationally recognized insurance company with whom NPI acts as a managing general insurance agency and has an additional eighteen agents seeking to become licensed. NPI has earned approximately $20,000 in gross insurance commissions in the third quarter of 2003 through the efforts of the nine licensed agents. NPI expects to cause additional agents to be licenced and additional revenues to be recognized in the near term.

Cost of sales for the three months ended June 30, 2003 was approximately $145,000, all of which was incurred by Walker. In the three months ended June 30, 2002, cost of sales was approximately $154,000, all of which was incurred by Walker. Costs of sales as a percentage of Walker's net sales was 75.5% in the current three month period, compared to 58.8% in the prior year's comparable period. A substantial portion of Walker's cost of sales relate to fixed charges for labor and overhead. This results in cost of sales representing a higher percentage of sales as sales are reduced. We intend to continue to monitor Walker's fixed costs and seek means to further reduce these fixed charges.

Operating expenses for the three months ended June 30, 2003 were approximately $498,000, of which $119,000 was generated by NPI, $71,000 was generated by Walker and $308,000 was generated by ADS. The operating expenses for the three months ended June 30, 2002 was $580,000, of which $125,000 was generated by NPI, $116,000 was generated by Walker and $339,000 was generated by ADS. We have endeavored to reduce operating expenses, through the reduction in compensation paid at Walker as its operations are requiring less general and administrative oversight and expenses and through careful monitoring of expenses at ADS. However, we have expanded the marketing and personnel costs at NPI in efforts to begin generating revenues beginning in the third quarter of 2003.

Interest expense for the three months ended June 30, 2003 was approximately $2,000, as a result of our draw down of a line of credit and the accrual of interest related to a promissory note of the company. We had interest income for the three months ended June 30, 2002 of less than $1,000, as a result of having cash balances earning interest in excess of interest expense on borrowed funds.

As a result of the foregoing, we incurred a net loss of approximately $146,000 for the three months ended June 30, 2003 or $0.02 per share, compared to a net loss of $102,000 or $0.03 per share for the three months ended June 30, 2002. Of the loss for the three months ended June 30, 2003, a loss of $24,000 can be attributable to Walker, a loss of less than $1,000 can be attributable to ADS and a loss of $121,000 can be attributable to NPI. Of the loss for the three months ended June 30, 2002, a loss of $7,000 can be attributable to Walker, income of $29,000 can be deemed attributable to ADS and a loss of $124,000 can be attributable to NPI.

Six Months Ended June 30, 2003

Net sales for the six months ended June 30, 2003 were approximately $981,000, of which $341,000 was generated by Walker and $640,000 was generated by ADS. In the six months ended June 30, 2002, net sales were $829,000, of which Walker generated $324,000 in revenues and ADS generated $505,000 in revenues. For the 2002 fiscal period, Walker's and ADS's operations were included for only four months, as compared to the full six month period in the 2003 fiscal period. Walker continues to see a deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film. Through June 30, 2003, NPI had not generated any revenues. As of August 12, 2003, NPI has caused to be licensed nine insurance agents to sell pre-need insurance policies underwritten by a nationally recognized insurance company with whom NPI acts as a managing general insurance agency and has an additional eighteen agents seeking to become licensed. NPI has earned approximately $20,000 in gross insurance commissions in the third quarter of 2003 through the efforts of the nine licensed agents. NPI expects to cause additional agents to be licenced and additional revenues to be recognized in the near term.

Cost of sales for the six months ended June 30, 2003 was approximately $277,000, all of which was incurred by Walker. In the six months ended June 30, 2002, cost of sales was approximately $195,000, all of which was incurred by Walker. Costs of sales as a percentage of Walker's net sales was 81.2% in the current six month period compared to 60.2% in the prior year's comparable period. A substantial portion of Walker's cost of sales relate to fixed charges for labor and overhead. This results in cost of sales representing a higher percentage of sales as sales are reduced. We intend to continue to monitor Walker's fixed costs and seek means to further reduce these fixed charges.

Operating expenses for the six months ended June 30, 2003 were approximately $1,063,000, of which $235,000 was generated by NPI, $163,000 was generated by Walker and $665,000 was generated by ADS. The operating expenses for the six months ended June 30, 2002 was $849,000, of which $230,000 was generated by NPI, $147,000 was generated by Walker and $484,000 was generated by ADS. For the 2002 fiscal period, Walker's and ADS's operations were included for only four months, as compared to the full six month period in the 2003 fiscal period. We have endeavored to reduce operating expenses, through the reduction in compensation paid at Walker as its operations are requiring less general and administrative oversight and expenses. However, we have expanded the marketing and personnel costs at NPI in efforts to begin generating revenues beginning in the third quarter of 2003.

During the six months ended June 30, 2002, the Company recorded an extraordinary gain of $158,690 as a result of the March 2002 mergers. (See Note 1 to the Condensed Consolidated Financial Statements.)

Interest expense for the six months ended June 30, 2003 was approximately $4,000, as a result of our draw down of a line of credit and the accrual of interest related to a promissory note of the company. We had an interest expense for the six months ended June 30, 2002 of $10,000, as a result of NPI having incurred interest charges of $11,000 and Walker having interest income of $1,000.

As a result of the foregoing, we incurred a net loss of approximately $378,000 for the six months ended June 30, 2003 or $0.05 per share, compared to a net loss of $68,000 or $0.02 per share for the six months ended June 30, 2002. Of the loss for the six months ended June 30, 2003, a loss of $99,000 can be attributable to Walker, a loss of $29,000 can be attributable to ADS and a loss of $250,000 can be attributable to NPI. Of the loss for the six months ended June 30, 2002, net income of $140,000 can be attributable to Walker, income of $21,000 can be deemed attributable to ADS and a net loss of $230,000 can be attributable to NPI.


Item 3.  Controls and Procedures.

An evaluation was performed, as of June 30, 2003, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to June 30, 2003.

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

  Exhibit
  Number      Description
  -------     -----------
   10.1       Loan Agreement, dated as of July 24, 2003, between Walker
              Financial Corporation and Dr. David Cohen.
   10.2       11% Secured Subordinated Promissory Note, dated July 25, 2003, in the principal amount of $165,000 and payable to Dr. David Cohen.
   10.3       Warrant certificate, dated July 25, 2003, evidencing 25,000 warrants issued to Dr. David Cohen.
   10.4       Security Agreement, dated July 25, 2003, between Walker Financial
              Corporation and Dr. David Cohen.
   10.5       Warrant certificate, dated July 25, 2003, evidencing 35,000 warrants issued to Strasbourger Pearson Tulcin Wolff Incorporated.
   31.1       Certification of Chief Executive and Chief Financial Officer
              pursuant to Rule 13a-14(a) promulgated under the Securities Act of 1934, as amended.
   32.1       Certification of Chief Executive and Chief Financial Officer
              pursuant to Rule 13a-14(b) promulgated under the Securities Act of 1934, as amended.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 14, 2003    Walker Financial Corporation


                          By:                /s/ Mitchell S. Segal
                                 ---------------------------------------------
                                          Mitchell S. Segal, President
                                  (Principal Executive and Accounting Officer)

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2003

                                  EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------

   10.1 Loan Agreement, dated as of July 24, 2003, between Walker Financial Corporation and Dr. David Cohen.
   10.2 11% Secured Subordinated Promissory Note, dated July 25, 2003, in the principal amount of $165,000 and payable to Dr. David Cohen.
   10.3 Warrant certificate, dated July 25, 2003, evidencing 25,000 warrants issued to Dr. David Cohen.
   10.4 Security Agreement, dated July 25, 2003, between Walker Financial Corporation and Dr. David Cohen.
   10.5 Warrant certificate, dated July 25, 2003, evidencing 35,000 warrants issued to Strasbourger Pearson Tulcin Wolff Incorporated.
   31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Act of 1934, as amended.
   32.1 Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Act of 1934, as amended.