Form 10QSB
period 2003-09-30
WALKER FINANCIAL CORP
filed 2003-11-14
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 7,501,510 shares of the registrant's common stock, par value $.10 per share, outstanding as of November 13, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2003

                                Table of Contents

                                                                                                               Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2003..............................        3
   Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended
     September 30, 2003 and 2002..........................................................................        4
   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
     September 30, 2003 and 2002..........................................................................        5
   Notes to Condensed Consolidated Financial Statements...................................................        6
Item 2.  Management's Discussion and Analysis or Plan of Operation........................................       14
Item 3.  Controls and Procedures..........................................................................       19

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................................................       20
Item 2.  Changes in Securities............................................................................       20
Item 3.  Defaults Upon Senior Securities..................................................................       21
Item 4.  Submission of Matters to a Vote of Security Holders..............................................       21
Item 5.  Other Information................................................................................       21
Item 6.  Exhibits and Reports on Form 8-K.................................................................       21

SIGNATURES................................................................................................       22

EXHIBIT INDEX.............................................................................................       23


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                               September 30, 2003
                                                                                               ------------------
                                                       ASSETS
Current assets -
   Cash and cash equivalents.................................................................  $        331,931
   Accounts receivable, net..................................................................           126,374
   Inventories...............................................................................            35,502
   Prepaid expenses and other current assets.................................................            30,755
                                                                                               -----------------
     Total current assets....................................................................           524,562
Property and equipment, net..................................................................           404,374
Other assets -
   Intangibles - customer list...............................................................           174,781
   Other assets..............................................................................            16,660
                                                                                               -----------------
     Total other assets......................................................................           191,441
                                                                                               -----------------
       Total assets..........................................................................  $      1,120,377
                                                                                               =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
   Accounts payable and accrued expenses.....................................................  $        150,071
   Customer deposits.........................................................................             4,023
   Current maturities of long-term debt......................................................           167,182
   Line of credit, bank......................................................................           136,809
                                                                                               -----------------
     Total current liabilities...............................................................           458,085
Other liabilities -
   Bridge loan...............................................................................           126,700
                                                                                               -----------------
     Total liabilities.......................................................................           584,785
                                                                                               -----------------
Stockholders' equity -
   Common stock..............................................................................           750,151
   Additional paid in capital................................................................         3,381,355
   Accumulated deficit.......................................................................        (3,479,914)
   Deferred compensation.....................................................................          (116,000)
                                                                                               -----------------
     Total stockholders' equity..............................................................           535,592
                                                                                               -----------------
       Total liabilities and stockholders' equity............................................  $      1,120,377
                                                                                               =================


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2003           2002              2003           2002
                                                     -----------------------------    -----------------------------

Net sales..........................................  $    505,098    $    563,212     $  1,486,393   $   1,391,964
Costs of sales.....................................       132,454         177,771          409,378         373,674
                                                     -------------   -------------    -------------  --------------
   Gross profit....................................       372,644         385,441        1,077,015       1,018,290
Operating expenses.................................       444,201         458,964        1,507,054       1,308,056
                                                     -------------   -------------    -------------  --------------
   Operating loss..................................       (71,557)        (73,523)        (430,039)       (289,766)
Interest income (expense)..........................       (51,519)            460          (55,819)         (9,860)
                                                     -------------   -------------    -------------  --------------
   (Loss) income before extraordinary item and
     income taxes..................................      (123,076)        (73,063)        (485,858)       (299,626)
Extraordinary item.................................            --              --               --         158,690
                                                     -------------   -------------    -------------  --------------
   (Loss) before income taxes......................      (123,076)        (73,063)        (485,858)       (140,936)
Income tax (expense)...............................            --              --          (15,160)             --
                                                     -------------   -------------    -------------  --------------
     Net loss......................................  $   (123,076)   $    (73,063)    $   (501,018)  $    (140,936)
                                                     =============   =============    =============  ==============

Basic and diluted net loss per common share........  $      (0.02)   $      (0.01)    $      (0.07)  $       (0.02)
                                                     =============   =============    =============  ==============
Weighted average number of common shares
     outstanding...................................     7,501,510       6,968,940        7,501,510       5,970,740
                                                     =============   =============    =============  ==============


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                       2003              2002
                                                                                  ---------------  ----------------
Cash Flows From Operating Activities:
Net loss.....................................................................     $     (501,018)  $      (140,936)
                                                                                  ---------------  ----------------
Adjustments to reconcile net loss to net cash used in operating activities -
   Extraordinary item........................................................                 --          (158,690)
   Depreciation and amortization.............................................            175,660            86,175
   Accrued interest..........................................................              6,750             9,450
   Interest - deferred debt discount.........................................             45,078                --
   Stock based compensation..................................................                 --            10,000
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................             (1,321)           (8,000)
     Inventories.............................................................             (2,176)            9,239
     Prepaid expense and other current assets................................             18,332            89,623
     Customer deposits.......................................................             (2,673)            4,523
     Other assets............................................................                 --            14,055
     Accounts payable and accrued expenses...................................            (15,200)          (36,151)
                                                                                  ---------------  ----------------
       Total adjustments.....................................................            224,450            20,224
                                                                                  ---------------  ----------------
       Net cash used in operating activities.................................           (276,568)         (120,712)
                                                                                  ---------------  ----------------

Cash Flows from Investing Activities:
Net cash received in merger transaction......................................                 --           472,209
Purchase of property and equipment...........................................            (35,235)          (70,338)
                                                                                  ---------------  ----------------
     Net cash (used in) provided by investing activities.....................            (35,235)          401,871
                                                                                  ---------------  ----------------

Cash Flows from Financing Activities:
Principal repayment of notes payable.........................................                 --          (175,000)
Net proceeds from line of credit, bank.......................................            136,809                --
Proceeds from bridge loan....................................................            140,000                --
Proceeds from notes payable..................................................                 --            80,000
Proceeds from sale of common stock...........................................                 --            85,000
Repayment of due to stockholder..............................................                 --           (17,100)
                                                                                  ---------------  ----------------
     Net cash provided by (used in) financing activities.....................            276,809           (27,100)
                                                                                  ---------------  ----------------

Net (decrease) increase in cash and cash equivalents.........................            (34,994)          254,059
Cash and cash equivalents - beginning........................................            366,925                --
                                                                                  ---------------  ----------------
Cash and cash equivalents - ending...........................................     $      331,931   $       254,059
                                                                                  ===============  ================


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


NOTE 1 - Merger and Organization of Entities

On March 19, 2002, effective as of March 1, 2002, Walker Financial Corporation (formerly known as Walker International Industries, Inc.) and subsidiaries (collectively, the "Company" or "Walker") (which operates in the film processing industry through its wholly-owned subsidiary, Kelly Color, Inc. ("Kelly")), acquired all of the issued and outstanding common stock of American DataSource, Inc. ("ADS") and National Preplanning, Inc. ("NPI"), through a series of simultaneous mergers.

In the merger with ADS, the Company issued to James N. Lucas, Sr., the sole stockholder of ADS, and his assignees a total of 1,839,840 shares of the common stock, par value $0.10 per share (the "Common Stock"), of the Company and $325,000 in cash. In addition, the Company issued 18% subordinated promissory notes to the sole stockholder of ADS and his assignees in the aggregate principal amount of $500,000 due November 30, 2002. These subordinated notes were subsequently canceled as a condition to their repayment failed to occur by a stated date. ADS provides trust administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery trust accounts.

In the merger with NPI, the Company issued to the stockholders of NPI a total of 2,725,730 shares of Common Stock. In addition, the Company issued 18% subordinated promissory notes in the aggregate principal amount of $750,000 due November 30, 2002. These subordinated notes were subsequently canceled as a condition to their repayment failed to occur by a stated date. Mitchell Segal, the president, chief executive officer, and the owner of approximately 67.5% of the outstanding shares of NPI and the current president and chief executive officer of the Company, received 1,839,670 of the shares of Common Stock and $506,221 principal amount of the notes issued as the NPI merger consideration. Mr. Segal also agreed to forego $304,000 of unpaid salary due him from NPI. NPI, which was a development stage company through February 28, 2002, is a managing general insurance agency and third party marketer of prearranged death care services to corporations, unions and affinity groups.

The Company has agreed to register a total of 913,080 shares of Common Stock that was issued in the ADS and NPI acquisitions for resale by the former stockholders of ADS and NPI. Such 913,080 shares represent approximately 20% of the shares of Common Stock that were issued in the two acquisitions.

The mergers were accounted for as purchase transactions, pursuant to the guidance of Staff Accounting Bulletin Topic 2a issued by the Securities and Exchange Commission (the "SEC"), whereby NPI, and not Walker, was the accounting acquirer. The historical financial statements prior to March 1, 2002 are those of NPI. NPI has established a new basis for Walker and ADS assets and liabilities based upon an allocation of the fair value of the merger. The subordinated promissory notes were considered, at the time of their issuance, contingent consideration and were to be recorded when the contingency was resolved. These subordinated notes were subsequently canceled as a condition to their repayment failed to occur by a stated date. The condensed consolidated financial statements reflect the Company's best estimate at the date of the mergers. The adjustments to reflect the fair values of the assets and liabilities of ADS and Walker acquired by NPI in the merger transactions are as follows:

         American DataSource, Inc.
         -------------------------
         Number of shares of common stock issued..........        1,839,840
         Per share fair value of stock issued.............  $         0.269
                                                            ----------------
         Fair value of common stock ......................  $       494,917
         Cash ............................................          325,000
                                                            ----------------
              Total purchase price........................  $       819,917
                                                            ================

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

              Fair value of net assets acquired -
                  Current assets...........................................   $       293,446
                  Property and equipment...................................           401,933
                  Intangibles - customer list..............................           371,597
                  Liabilities assumed......................................          (247,059)
                                                                                   ---------------
                      Fair value of net assets acquired.........................   $       819,917
                                                                                   ===============

         Walker Financial Corporation
         ----------------------------
         Number of shares of common stock outstanding [i].......................         2,282,710
         Per share fair value of stock outstanding..............................   $         0.269
                                                                                   ----------------
         Fair value of common stock.............................................   $       614,049
         Merger costs ..........................................................            55,000
                                                                                   ----------------
              Total purchase price..............................................   $       669,049
                                                                                   ================

              Fair value of net assets acquired -
                  Current assets...........................................   $       866,110
                  Property and equipment [ii]..............................                --
                  Other assets [ii]........................................                --
                  Liabilities assumed......................................           (38,371)
                                                                                   ---------------
                      Fair value of net identifiable assets acquired............   $       827,739
                      Negative goodwill [iii]...................................          (158,690)
                                                                                   ----------------
                                                                                   $       669,049

----------
[i] The number of shares of common stock outstanding is net of 2,495,390 shares of treasury stock which were retired as part of the merger transactions.
[ii] The excess of fair value of net assets acquired over the purchase price was allocated first to reduce property and equipment and other assets to zero, then to negative goodwill.
[iii] Negative goodwill was immediately reflected as an extraordinary gain in the condensed consolidated financial statements for the three months ended March 31, 2002.

The pro forma unaudited condensed consolidated results of operations for the nine months ended September 30, 2002, as if the mergers occurred on January 1, 2002, are as follows:

                                                                 Pro forma
                                                            ------------------
Net sales.................................................  $       1,752,511
Cost of sales.............................................            494,264
                                                            ------------------
   Gross profit...........................................          1,258,247
Operating expenses........................................          1,574,264
                                                            ------------------
   Operating loss.........................................           (316,017)
Extraordinary item........................................            297,068
                                                            ------------------
   Net (loss).............................................  $         (18,949)
                                                            ==================

Basic and diluted net income per common share.............  $          (0.003)
                                                            ==================
Weighted average number of common shares outstanding......          6,882,690
                                                            ==================

This pro forma information does purport to be indicative of what would have occurred had the mergers been completed as of January 1, 2002 or results which may occur in the future.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)



Subsequent to the mergers, the Company changed its fiscal year end from November 30th to December 31st to correspond with the fiscal year end of NPI.

In December 2002, the Company effectuated a stock dividend, pursuant to which the holder of each one outstanding share of Common Stock received an additional nine shares as a dividend. The dividend has been deemed to be a significant stock dividend and, pursuant to applicable to Delaware General Corporation Law, was accounted for as in a manner similar to a stock split. As a result of the stock dividend, the Company has issued approximately 6.7 million shares of common stock. All share information for the three and nine months ended September 30, 2003 have been retroactively restated to January 1, 2002.


NOTE 2 - Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.


NOTE 3 - Selected Significant Accounting Policies

Earnings Per Share
------------------

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the shares issued in the NPI merger transaction on the Company has been given retroactive application in the earnings per share calculation. The Company's outstanding options and warrants are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company implemented this standard effective January 1, 2003 with no material impact to the Company's financial statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock -Based Compensation" ("SFAS 123"), to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25. The Company will continue to account for stock based compensation according to APB Opinion No. 25. The adoption of SFAS 148 did not have a material impact on net income or pro forma net income applying the fair value method.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is effective for contracts entered into or modified after June 30, 2003. SFAS 149 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Company's financial statements has not been significant.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2003. The effect of the adoption of this new accounting pronouncement on the Company's financial statements has not been significant.

Intangibles
-----------

Intangibles consist of a customer list obtained in the merger with ADS. The customer list was recorded at its estimated fair value at the merger date and is being amortized using the greater of the income forecast method or straight-line method over its estimated useful life of three years.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


NOTE 4 - Line of Credit, Bank

In July 2002, the Company entered into a new credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. During the nine months ended September 30, 2003, the Company began drawing on the Line of Credit, and there was $136,809 outstanding under the Line of Credit as of September 30, 2003. The Line of Credit is collateralized by a building owned by the Company that is located in North Carolina.


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

The Company also has entered into an employment agreement with Peter Walker to serve as president of Kelly through March 18, 2012. Under Mr. Walker's employment agreement, the Company will pay Mr. Walker an annual base salary of $100,000, plus a monthly non-accountable expense allowance of $1,000. Mr. Walker's employment agreement does not require Mr. Walker to devote a minimum number of hours to the business of Kelly. Mr. Walker's employment agreement does require the Company to use the Company's best efforts to cause Mr. Walker to be nominated for election to the Company's board of directors during the term of Mr. Walker's employment agreement.


NOTE 6 - Segment Reporting

Commencing March 1, 2002, the Company began classifying its operations into two business segments: (a) the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts and (b) film processing. Information concerning the Company's business segments for the three and nine months ended September 30, 2003 and 2002 are as follows:

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


                             Three Months Ended September 30, 2003         Three Months Ended September 30, 2002
                         --------------------------------------------  --------------------------------------------
                                    Segment                                       Segment
                         ----------------------------                  ----------------------------
                                (a)           (b)            Total           (a)            (b)            Total
                         -------------  -------------  --------------  -------------  -------------  --------------
Revenue                  $    334,543   $    170,555   $    505,098    $    339,210   $    224,002   $     563,212
                         =============  =============  ==============  =============  =============  ==============
Loss before
   extraordinary item
   and income taxes      $    (90,143)  $    (32,933)  $   (123,076)   $    (55,418)  $    (17,645)  $     (73,063)
                         =============  =============  =============   =============  =============  ==============

                             Nine Months Ended September 30, 2003          Nine Months Ended September 30, 2002
                         --------------------------------------------  --------------------------------------------
                                    Segment                                       Segment
                         ----------------------------                  ----------------------------
                                (a)           (b)            Total           (a)            (b)            Total
                         -------------  -------------  --------------  -------------  -------------  --------------
Revenue                  $    974,949   $    511,444   $  1,486,393    $    844,263   $    547,701   $   1,391,964
                         =============  =============  ==============  =============  =============  ==============
Loss before
   extraordinary item
   and income taxes      $   (353,855)  $   (132,003)  $   (485,858)   $   (263,639)  $    (35,987)  $    (299,626)
                         =============  =============  =============   =============  =============  ==============

                                             2003                                          2002
                         --------------------------------------------  --------------------------------------------
                                    Segment                                       Segment
                         ----------------------------                  ----------------------------
                                (a)           (b)            Total           (a)            (b)            Total
                         -------------  -------------  --------------  -------------  -------------  --------------
Total identifiable
   assets at
   September 30          $  1,116,299   $    120,078   $  1,236,377    $    990,198   $    252,175   $   1,242,373
                         =============  =============  ==============  =============  =============  ==============


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

NOTE 7 - Letter of Intent

The Company has entered into a non-binding letter of intent, dated March 17, 2003, to acquire Ensure Agency, LLC, a licenced insurance brokerage providing pre-need funeral services. A member of Ensure Agency, LLC is a significant stockholder and director of the Company. The acquisition contemplated by the letter of intent is subject to, among other matters, satisfaction of customary due diligence reviews and the execution of a definitive acquisition agreement. No assurance can be given that a definitive acquisition agreement will be entered into by the parties or that the acquisition will be consummated.


NOTE 8 - Issuance of Bridge Note and Warrants

On July 25, 2003, the Company issued to one individual a 11% Secured Subordinated Promissory Note in the principal amount of $165,000 (the "Bridge Note") and five year warrants (the "Bridge Warrants") to purchase 25,000 shares of Common Stock at an exercise price of $0.28 per share. The estimated fair value of the Bridge Warrants is $9,500, using the Black-Scholes option-pricing model. The fair value of the Bridge Warrants has been recorded as a deferred debt discount and interest will accrete over the life of the Bridge Note. The Bridge Note has a maturity date of January 2, 2005 and is secured by all of the assets of the Company, senior to all other debt of the Company other than the mortgage collateralizing the Line of Credit. The Company received gross proceeds of $165,000 in connection with the issuance of the Bridge Note and paid a finder's fee to a registered broker-dealer of $21,450 and the issuance of additional warrants (the "Finder's Bridge Warrants") to purchase 35,000 shares of Common Stock at an exercise price of $0.28 per share. The estimated fair value of the Finder's Bridge Warrants is $13,300, using the Black-Scholes option-pricing model. The fair value of the Finder's Bridge Warrants has been recorded as a deferred financing cost and will be amortized over the life of the Bridge Note. The Company incurred other costs related to the issuance of the Bridge Note, Bridge Warrants and Finder's Bridge Warrants aggregating to approximately $11,000.


NOTE 9 - Issuance of Warrants and Option

During the three months ended September 30, 2003, the Company issued warrants as follows:

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

(a) The Company issued warrants to purchase 128,550 shares of Common Stock to the holder of long-term debt of the Company in the principal amount of $150,000 and accrued interest of $31,875 at September 30, 2003 and repriced existing warrants to purchase an additional 71,450 shares of Common Stock previously issued to the holder, all in connection with the holder's agreement not to demand repayment of such indebtedness prior to November 1, 2003. The newly issued warrants and the repriced warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to March 15, 2006 at a purchase price of $0.15 per share. The estimated fair value of the newly issued warrants is $38,067, using the Black-Scholes option-pricing model. The estimated fair value of the of the re-priced warrants is $20,704, using the Black-Scholes option-pricing model. These warrants have been recorded as additional deferred debt discount and interest will accrete over the extended life of the long-term debt. Interest expense accreted during the three months ended September 30, 2003 was $44,078.

(b) The Company ratified the issuance, as of November 25, 2002, of 31,463 warrants to a consultant for services rendered. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to November 25, 2005 at a purchase price of $0.30 per share.

(c) The Company issued 400,000 warrants in connection with the retention of an investor relations consultant. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to October 1, 2008 at a purchase price of $0.28 per share. The estimated fair value of these warrants is $116,000, using the Black-Scholes option-pricing model. The estimated fair value of these warrants has been recorded as a pre-paid consulting fee and will be amortized over the life of the consulting agreement.

(d) The Company issued 15,000 warrants in connection with the retention of a registered broker-dealer to act as placement agent (the "Placement Agent") for the private placement of Company securities discussed in Note 10 to these consolidated financial statements. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to June 13, 2008 at a purchase price of $0.28 per share. The estimated fair value of these warrants is $5,700, using the Black-Scholes option-pricing model. The estimated fair value of these warrants has been recorded as a deferred financing cost and will be amortized over the life of the Bridge Note. The Company is required to issue additional warrants to the Placement Agent upon the successful completion of the private placement.

(e) The Company issued a total of 60,000 Bridge Warrants in connection with the sale of the Bridge Note discussed in Note 8 to these consolidated financial statements. The Placement Agent received 35,000 Bridge Warrants as the finder's fee in connection with the sale of the Bridge Note. Each Bridge Warrant entitles its holder to purchase one share of Common Stock at any time prior to July 25, 2008 at a purchase price of $0.28 per share.

(f) The Company granted, under the Company's 2002 Equity Incentive Plan, an employee an option to purchase 25,000 shares of Common Stock at any time prior to October 2, 2008 at a purchase price of $0.30 per share.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

NOTE 10 - Private Placement

The Company currently is offering (the "Private Placement") for sale 10% Senior Subordinated Secured Convertible Promissory Notes (each, a "Private Placement Note") of the Company. The Private Placement Notes are being offered at face value, on a $650,000 principal amount minimum, $1,600,000 principal amount maximum basis. The Company has granted the Placement Agent the right to sell an additional $240,000 of Private Placement Notes solely to cover over-allotments. Each Private Placement Note shall bear interest at the rate of 10% per annum, payable semi-annually, and mature three years from the date of the initial closing of the Private Placement. The Private Placement Notes shall be secured by a security interest in all of the assets of the Company. The Private Placement Notes may be pre-paid, in whole or part, at any time, at the sole discretion of the Company and shall be subject to mandatory re-payment upon the occurrence of specified events. Each record holder of a Private Placement Note shall have the right to convert all or any portion of the amount outstanding under the Private Placement Note into Common Stock at a conversion price (subject to adjustment) of $0.71 per share through the second anniversary of the initial closing date or $1.25 thereafter. In addition, the outstanding amount of the Private Placement Notes shall be subject to automatic conversion, at the conversion price then in effect, if the market price of the Common Stock equals or exceeds $3.00 for any twenty consecutive trading days and certain other conditions are then in effect. The Placement Agent will be entitled to a cash fee equal to 10% of the gross proceeds of the Private Placement, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the Private Placement. In addition, the Company shall issue to the Placement Agent warrants to purchase shares of Common Stock in an amount equal to one warrant for every $3.20 of gross proceeds received by the Company in the Private Placement. Each of such warrants entitles its holder to purchase one share of Common Stock at an exercise price of $0.28 per share. These warrants shall be exercisable through the third anniversary of the initial closing date.

The Company intends to use the proceeds of the Private Placement, if any, to cover costs relating to possible acquisitions of death care services companies, retention of new employees, marketing and sales and general corporate and working capital purposes.

The foregoing description of the Private Placement should not be deemed, in any respects, an offer to sell or a solicitation of an offer to purchase any Private Placement Note. Offers to sell are being made solely to accredited investors pursuant to a written private placement memorandum.

There can be no assurance given that the Private Placement will be successfully consummated.


NOTE 11 - Major Customer


In July 2003, a customer informed ADS that the customer will no longer out-source its trust administration functions to third parties, including ADS. This customer accounted for approximately 44% of the Company's revenues for the year ended December 31, 2002. For the three months ended September 30, 2003, the customer represented 53.6% of the Company's total revenues, compared to 50.6% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the customer represented 53.8% of the Company's total revenues, compared to 53.7% for the nine months ended September 30, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout the remainder of this Quarterly Report on Form 10-QSB, the terms the "Company," "we," "us," "our" and "our company" refers to Walker Financial Corporation ("Walker") and, unless the context indicates otherwise, includes, on a consolidated basis, Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") and Kelly Color, Inc. ("Kelly").

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

--   the results our business strategies and future plans of operations,
-- our ability to integrate the mergers of ADS and NPI into our business and administrative operations,
-- general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
--   our historical losses,
-- the rate of decline in sales by our Kelly subsidiary due to the rising use of digital cameras,
-- the competitive environments within the funeral home administrative services, pre-arranged death care services and photographic development industries,
-- the success, if any, of the Private Placement referred to in note 10 to the consolidated financial statements included in this Quarterly Report on Form 10-QSB,
--   our ability to raise additional capital, if and as needed,
--   the cost-effectiveness of our product and service development activities,
-- political and regulatory matters affecting the industries in which we operate,
-- our ability to combine our various operations so that they may work together and grow successfully,
-- the market acceptance, revenues and profitability of our current and future products and services,
-- the extent that our sales network and marketing programs achieve satisfactory response rates,
-- our ability to acquire additional companies operating the death care financial services industry and ability to successfully integrate such acquirees, if any, into our operations, and
-- the other risks detailed in this Quarterly Report on Form 10-QSB and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2002 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Financial Condition and Liquidity

We had working capital of $66,477 at September 30, 2003, compared to working capital of $227,298 at December 31, 2002. The decrease in our working capital primarily is a result of a long term debt being reclassified as a current liability.

Net cash used in operating activities was approximately $277,000 for the nine months ended September 30, 2003, compared to $121,000 for the nine months ended September 30, 2002. NPI has begun to enter into marketing agreements with independent agents to sell its products and began to generate revenues during the third quarter of 2003. Kelly is experiencing a decline in revenues as a direct result of an industry-wide transition to digital photography. We are closely monitoring Kelly, and we are looking to cut costs and may curtail some or all of Kelly's operations. For the nine months ended September 30, 2003, we incurred a net loss of $501,000, compared to $141,000 in the nine months ended September 30, 2002. We incurred $176,000 in depreciation and amortization charges in the current nine-month period, compared to $86,000 in the prior year's comparable period, primarily due to placing our internally-developed software into service, resulting in $66,000 of depreciation expense for the nine months ended September 30, 2003 and amortization relating to deferred financing costs resulting from our issuances of warrants to a consultant and a registered broker-dealer. In addition, we incurred a deferred debt discount interest charge in the nine months ended September 30, 2003 related to our issuance of warrants and repricing of warrants to the holder of certain indebtedness in connection with the holder's agreement not to seek repayment of such indebtedness prior to November 1, 2003. Further, in the prior year's comparable period, we received an extraordinary benefit of $159,000 and reduced our prepaid expenses and other current assets by $80,000; while, in the current nine-month period, we did not have any extraordinary item adjustments and our prepaid expenses and other current assets was increased by $18,000.

Net cash used in investing activities was approximately $35,000 for the nine months ended September 30, 2003, resulting from the purchase of equipment, as compared to net cash provided by investing activities of $402,000 for the nine months ended September 30, 2002, primarily resulting from the receipt of $472,000 as a result of the acquisition transactions in March 2002 and offset by the purchase of equipment of $70,000.

In July 2003, we issued to one individual the Bridge Note in the principal amount of $165,000 and five year Bridge Warrants to purchase 25,000 shares of Common Stock at an exercise price of $0.28 per share. The Bridge Note has a maturity date of January 2, 2005 and is secured by all of the assets of the Company, senior to all other debt of the Company other than the mortgage collateralizing the Line of Credit. The Company received gross proceeds of $165,000 in connection with the issuance of the Bridge Note and paid a finder's fee to a registered broker-dealer of $21,450 and the issuance of an additional 35,000 Finder's Bridge Warrants. The Company incurred other costs related to the issuance of the Bridge Note, Bridge Warrants and Finder's Bridge Warrants aggregating to approximately $11,000.

Net cash provided by financing activities was approximately $277,000 for the nine months ended September 30, 2003, resulting from the borrowings under the $150,000 secured line of credit we established in July 2002 that expires in July 2004 and the sale of the Bridge Note in July 2003. We used the monies borrowed under the line of credit and Bridge Note to fund operations. Net cash used in financing activities was $27,000 in the nine months ended September 30, 2002, resulting from the issuance of a promissory note in the principal amount of $80,000, sales of Common Stock for gross proceeds of $85,000, offset by the repayment of outstanding notes totaling $175,000 of ADS and repayment of debt due a stockholder of $17,000.

As a result of these activities, our cash and cash equivalents decreased to $331,931 as of September 30, 2003 compared to $366,925 as of December 31, 2002 and $254,059 as of September 30, 2002.

The Company currently is conducting the Private Placement of its 10% Senior Subordinated Secured Convertible Promissory Notes. The Private Placement Notes are being offered at face value, on a $650,000 principal amount minimum, $1,600,000 principal amount maximum basis. The Company has granted the Placement Agent the right to sell an additional $240,000 of Private Placement Notes solely to cover over-allotments. Each Private Placement Note shall bear interest at the rate of 10% per annum, payable semi-annually, and mature three years from the date of the initial closing of the Private Placement. The Private Placement Notes shall be secured by a security interest in all of the assets of the Company. The Private Placement Notes may be pre-paid, in whole or part, at any time, at the sole discretion of the Company and shall be subject to mandatory re-payment upon the occurrence of specified events. Each record holder of a Private Placement Note shall have the right to convert all or any portion of the amount outstanding under the Private Placement Note into Common Stock at a conversion price (subject to adjustment) of $0.71 per share through the second anniversary of the initial closing date or $1.25 thereafter. In addition, the outstanding amount of the Private Placement Notes shall be subject to automatic conversion, at the conversion price then in effect, if the market price of the Common Stock equals or exceeds $3.00 for any twenty consecutive trading days and certain other conditions are then in effect. The Placement Agent will be entitled to a cash fee equal to 10% of the gross proceeds of the Private Placement, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the Private Placement. In addition, the Company shall issue to the Placement Agent warrants to purchase shares of Common Stock in an amount equal to one warrant for every $3.20 of gross proceeds received by the Company in the Private Placement. Each of such warrants entitles its holder to purchase one share of Common Stock at an exercise price of $0.28 per share. These warrants shall be exercisable through the third anniversary of the initial closing date.

The Company intends to use the proceeds of the Private Placement, if any, to cover costs relating to possible acquisitions of death care services companies, retention of new employees, marketing and sales and general corporate and working capital purposes.

The foregoing description of the Private Placement should not be deemed, in any respects, an offer to sell or a solicitation of an offer to purchase any Private Placement Note. Offers to sell are being made solely to accredited investors pursuant to a written private placement memorandum.

There can be no assurance given that the Private Placement will be successfully consummated.

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

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $61 million in trust funds. We anticipate that ADS will seek to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies. ADS currently is forming a master trust which will be marketed in New York. During the third quarter of 2003, Service Corporation International ("SCI") advised us that SCI will no longer outsource its trust administration functions to third parties. ADS had administered $70 million of pre-need funds for SCI.

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

Results of Operations

Three Months Ended September 30, 2003

Net sales for the three months ended September 30, 2003 were approximately $505,000, of which $170,000 was generated by Walker, $324,000 was generated by ADS and $11,000 was generated by NPI. In the three months ended September 30, 2002, net sales were $563,000, of which Walker generated $224,000 in revenues and ADS generated $339,000 in revenues. NPI did not generate any revenues in the three months ended September 30, 2002. In the current quarter, NPI has caused to be licensed nine insurance agents to sell pre-need insurance policies underwritten by a nationally recognized insurance company with whom NPI acts as a managing general insurance agency and has an additional eighteen agents seeking to become licensed. NPI expects to cause additional agents to be licenced and additional revenues to be recognized in the near term. Walker continues to see a deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film. We believe that the reduction in ADS's revenues can be attributed primarily to SCI's disposition of a number of funeral homes resulting in a lower amount of pre-need funds available for administration by ADS. For the three months ended September 30, 2003, SCI represented 53.6% of the Company's total revenues, compared to 50.6% for the three months ended September 30, 2002.

Cost of sales for the three months ended September 30, 2003 was approximately $132,000, all of which was incurred by Walker. In the three months ended September 30, 2002, cost of sales was approximately $178,000, all of which was incurred by Walker. Costs of sales as a percentage of Walker's net sales was 77.6% in the current three month period, compared to 79.4% in the prior year's comparable period. A substantial portion of Walker's cost of sales relate to fixed charges for labor and overhead. This results in cost of sales representing a higher percentage of sales as sales are reduced. We intend to continue to monitor Walker's fixed costs and seek means to further reduce these fixed charges.

Operating expenses for the three months ended September 30, 2003 were approximately $444,000, of which $133,000 was generated by NPI, $63,000 was generated by Walker and $248,000 was generated by ADS. The operating expenses for the three months ended September 30, 2002 were $459,000, of which $81,000 was generated by NPI, $64,000 was generated by Walker and $188,000 was generated by ADS. We have endeavored to reduce operating expenses, through the reduction in compensation paid at Walker as its operations are requiring less general and administrative oversight and expenses and through careful monitoring of expenses at ADS. However, we have expanded the marketing and personnel costs at NPI in efforts to begin generating revenues beginning in the third quarter of 2003.

Interest expense for the three months ended September 30, 2003 was approximately $52,000, as a result of our draw down of a line of credit, the accrual of interest related to the Bridge Note and another promissory note of the Company and incurring a deferred debt discount interest charge related to our issuance of warrants and repricing of warrants to the holder of certain indebtedness in connection with the holder's agreement not to seek repayment of such indebtedness prior to November 1, 2003. We had interest income for the three months ended September 30, 2002 of less than $1,000, as a result of having cash balances earning interest in excess of interest expense on borrowed funds.

As a result of the foregoing, we incurred a net loss of approximately $123,000 for the three months ended September 30, 2003 or $0.02 per share, compared to a net loss of $73,000 or $0.01 per share for the three months ended September 30, 2002. Of the loss for the three months ended September 30, 2003, a loss of $33,000 can be attributable to Walker, a profit of $75,000 can be attributable to ADS and a loss of $165,000 can be attributable to NPI. Of the loss for the three months ended September 30, 2002, a loss of $18,000 can be attributable to Walker, income of $25,000 can be deemed attributable to ADS and a loss of $81,000 can be attributable to NPI.

Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2003 were approximately $1,486,000, of which $511,000 was generated by Walker, $964,000 was generated by ADS and $11,000 was generated by NPI. In the nine months ended September 30, 2002, net sales were $1,392,000, of which Walker generated $548,000 in revenues and ADS generated $844,000 in revenues. For the 2002 fiscal period, Walker's and ADS's operations were included for only seven months, as compared to the full nine months in the 2003 fiscal period. Walker continues to see a deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film. NPI had not generated any revenues through June 30, 2003. In August 2003, NPI caused to be licensed nine insurance agents to sell pre-need insurance policies underwritten by a nationally recognized insurance company with whom NPI acts as a managing general insurance agency and has an additional eighteen agents seeking to become licensed.

Cost of sales for the nine months ended September 30, 2003 was approximately $409,000, all of which was incurred by Walker. In the nine months ended September 30, 2002, cost of sales was $374,000, all of which was incurred by Walker. Costs of sales as a percentage of Walker's net sales was 80.0% in the current nine month period compared to 68.2% in the prior year's comparable period. A substantial portion of Walker's cost of sales relate to fixed charges for labor and overhead. This results in cost of sales representing a higher percentage of sales as sales are reduced. We intend to continue to monitor Walker's fixed costs and seek means to further reduce these fixed charges.

Operating expenses for the nine months ended September 30, 2003 were approximately $1,507,000, of which $363,000 was generated by NPI, $230,000 was generated by Walker and $913,000 was generated by ADS. The operating expenses for the nine months ended September 30, 2002 was $1,308,000, of which $299,000 was generated by NPI, $212,000 was generated by Walker and $798,000 was generated by ADS. For the 2002 fiscal period, Walker's and ADS's operations were included for only seven months, as compared to the full nine months in the 2003 fiscal period. We have endeavored to reduce operating expenses, through the reduction in compensation paid at Walker as its operations are requiring less general and administrative oversight and expenses. However, we have expanded the marketing and personnel costs at NPI in efforts to begin generating revenues beginning in the third quarter of 2003.

During the nine months ended September 30, 2002, the Company recorded an extraordinary gain of $158,690 as a result of the March 2002 mergers. (See note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB.)

Interest expense for the nine months ended September 30, 2003 was approximately $55,000, as a result of our draw down of a line of credit, the accrual of interest related to the Bridge Note and another promissory note of the Company and incurring a deferred debt discount interest charge related to our issuance of warrants and repricing of warrants to the holder of certain indebtedness in connection with the holder's agreement not to seek repayment of such indebtedness prior to November 1, 2003. We had an interest expense for the nine months ended September 30, 2002 of $10,000, as a result of NPI having incurred interest charges of $12,000 and Walker having interest income of $2,000.

As a result of the foregoing, we incurred a net loss of approximately $501,000 for the nine months ended September 30, 2003 or $0.07 per share, compared to a net loss of $141,000 or $0.02 per share for the nine months ended September 30, 2002. Of the loss for the nine months ended September 30, 2003, a loss of $132,000 can be attributable to Walker, a profit of $46,000 can be attributable to ADS and a loss of $415,000 can be attributable to NPI. Of the loss for the nine months ended September 30, 2002, net income of $123,000 can be attributable to Walker, net income of $47,000 can be deemed attributable to ADS and a net loss of $310,000 can be attributable to NPI.

Item 3.  Controls and Procedures.

An evaluation was performed, as of September 30, 2003, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2003.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003 (Commission File No.:0-5418), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.


Item 2.  Changes in Securities.

The Company issued the following unregistered options and warrants which were not registered under the Securities Act of 1933:

(a) The Company issued 128,550 warrants to the holder of indebtedness of the Company in the principal amount of $150,000 and repriced an additional 71,450 warrants previously issued to the holder, all in connection with the holder's agreement not to demand repayment of such indebtedness prior to November 1, 2003. These newly issued warrants and the repriced warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to March 15, 2006 at a purchase price of $0.15 per share. The issuance and repricing of these warrants was effective October 2, 2003.

(b) On October 2, 2003, the Company ratified the issuance, as of November 25, 2002, of 31,463 warrants to a consultant for services rendered. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to November 25, 2005 at a purchase price of $0.30 per share.

(c) The Company issued 400,000 warrants in connection with the retention of an investor relations consultant. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to October 1, 2008 at a purchase price of $0.28 per share. The issuance of these warrants was effective October 2, 2003.

(d) The Company issued 15,000 warrants in connection with the retention of a registered broker-dealer to act as Placement Agent for the Private Placement of Company securities discussed in Note 10 to the consolidated financial statements of the Company contained elsewhere in this Quarterly Report on Form 10-QSB. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to June 13, 2008 at a purchase price of $0.28 per share. The issuance of these warrants was effective June 14, 2003. The Company is required to issue additional warrants to the Placement Agent upon the successful completion of the Private Placement.

(e) The Company issued a total of 60,000 warrants in connection with the sale of the Bridge Note discussed in Note 8 to these consolidated financial statements. The Placement Agent received 35,000 warrants as the finder's fee in connection with the sale of the Bridge Note. Each of these warrants entitles its holder to purchase one share of Common Stock at any time prior to July 25, 2008 at a purchase price of $0.28 per share. The issuance of these warrants was effective July 26, 2003.

(f) On October 2, 2003, the Company granted, under the Company's 2002 Equity Incentive Plan, an employee an option to purchase 25,000 shares of Common Stock at any time prior to October 2, 2008 at a purchase price of $0.30 per share.

We believe that the issuance of such warrants and granting of such option were each exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3.  Defaults on Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

 Exhibit
 Number       Description
---------     -----------
   10.1       Loan Agreement, dated as of July 24, 2003, between Walker Financial Corporation and Dr. David
              Cohen.*
   10.2       11% Secured Subordinated Promissory Note, dated July 25, 2003, in the principal amount of $165,000 and payable to Dr. David Cohen.*
   10.3       Security Agreement, dated July 25, 2003, between Walker Financial Corporation and Dr. David Cohen.*
   31.1       Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.
   32.1       Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.
----------
    *         Incorporated by reference.  See Exhibit Index on page 23.

   (b)        Reports on Form 8-K.

  None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 14, 2003                Walker Financial Corporation


                                         By:           /s/ Mitchell S. Segal
                                                --------------------------------
                                                    Mitchell S. Segal, President

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2003

                                  EXHIBIT INDEX


Exhibit
Number        Description
--------      -----------
   10.1       Loan Agreement, dated as of July 24, 2003, between Walker Financial Corporation and Dr. David
              Cohen.  (Incorporated by reference to exhibit 10.1 to the registrant's Quarterly Report on Form
              10-QSB for the quarter ended June 30, 2003 (Commission file number: 0-5418), filed with the SEC effective April 14, 2003.)
   10.2       11% Secured Subordinated Promissory Note, dated July 25, 2003, in the principal amount of $165,000 and payable to Dr. David Cohen.
              (Incorporated by reference to exhibit 10.2 to the registrant's
              Quarterly Report on Form 10-QSB for the quarter ended June 30,
              2003 (Commission file number:
              0-5418), filed with the SEC effective April 14, 2003.)
   10.3       Security Agreement, dated July 25, 2003, between Walker Financial Corporation and Dr. David Cohen.
              (Incorporated by reference to exhibit 10.4 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (Commission file number: 0-5418), filed with the SEC effective
              April 14, 2003.)
   31.1       Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell
              S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.
   32.1       Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.
