Form 10KSB
period 2003-12-31
WALKER FINANCIAL CORP
filed 2004-04-14
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                    For the fiscal year ended: December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                          For the transition period from _________ to __________

                         Commission file number: 0-5418

                          Walker Financial Corporation
                 (Name of small business issuer in its charter)

              Delaware                                         13-2637172
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

          370 Old Country Road
          Garden City, New York                                  11530
 (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (516) 746-4141

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.10 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's net revenues for its most recent fiscal year:  $1,689,752

The aggregate market value of the 3,226,130 shares of voting and non-voting common equity stock held by non-affiliates (all shareholders other than directors, executive officers and 5% or greater shareholders) of the registrant was $1,613,065, as of March 25, 2004, based on the last sale price of the registrant's common stock on such date of $0.50 per share, as reported by OTC Bulletin Board.

There were a total of 7,501,510 shares of the registrant's common stock outstanding as of March 25, 2004.

Documents Incorporated by Reference:  NONE

Transitional Small Business Disclosure Format (Check one):  Yes     No |X|
                                                                ---    ---

Introductory Comment - Terminology

Throughout this Annual Report on Form 10-KSB, the terms the "we," "us," "our" and "our company" refers to Walker Financial Corporation ("Walker") and, unless the context indicates otherwise, includes, on a consolidated basis, Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") and Kelly Color, Inc. ("Kelly Color").

Introductory Comment - Forward-Looking Statements

Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

o    the success of our business strategies and future plans of operations,

o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

o changes in the nature and enforcement of laws and regulations affecting our products, services, customers, suppliers and sales agents,

o the rate of decline in sales by our Kelly Color subsidiary due to the rising use of digital cameras,

o the competitive environments within the funeral home administrative services, pre-arranged death care services and photographic development industries,

o    our ability to raise additional capital, if and as needed,

o    the cost-effectiveness of our product and service development activities,

o political and regulatory matters affecting the industries in which we operate,

o our ability to combine our various operations so that they may work together and grow successfully,

o the market acceptance, revenues and profitability of our current and future products and services,

o the extent that our sales network and marketing programs achieve satisfactory response rates,

o our ability to acquire additional companies operating the death care financial services industry and ability to successfully integrate such acquirees, if any, into our operations, and

o the other risks detailed in this Annual Report on Form 10-KSB and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

                                     PART I

Item 1.    Description of Business.

General

We intend to become a leading independent distributor of a variety of financial services to individuals and businesses, including the sale of insurance policies, financial and estate planning products, distributing and administering various employees benefits for businesses and acting as a professional employee organization. Our initial goal is to act as an agent and broker offering products to assist clients in their funding of pre-paid funeral services. We entered the death care pre-arrangement business as a result of its acquisitions of NPI and ADS in March 2002. Through our Kelly Color subsidiary, we acted as a film processor for professional photographers, our historical business since incorporation in 1967. Subsequent to December 31, 2003, we discontinued the operations of Kelly Color.

We are positioning our company to become a leading provider of financial services to the growing senior market. This important consumer market is currently estimated to include over 50% of the U.S. population, according to a 1999 Roper Starch Worldwide and AARP survey. We believe that the financial service needs of this demographic group can be best approached through the cross marketing of various financial products. Our initial entry to this population group is to be through the marketing of pre-arrangement of death care and final expense insurance and by acquiring death care related and other independent insurance agencies and trust administration companies involved in the pre-arrangement of death care. We seek to become a full service funding source for the pre-arrangement of death care, including trust and insurance capabilities.

The funding of pre-arranged funeral services is conducted through either insurance policies, whereby the client purchases a life insurance policy with a cash benefit equal to the projected costs of the pre-arranged funeral which the client has contracted with a funeral home, or a trust account, whereby the client places into trust an amount equal to the projected costs of the pre-arranged funeral which the client has contracted with a funeral home. The use of an insurance policy or trust is usually dependent upon the jurisdiction of the funeral home. Certain states may prohibit the use of one of the two forms of funding, such as New York where the only available means of funding pre-paid funeral services is through the use of a trust.

Pre-arranged funerals have traditionally been marketed out of funeral homes through local direct mail advertising campaigns. We believe our company is at the forefront of positioning pre-arrangements as a voluntary benefit and marketing pre-arrangements to captive audiences such as corporations, unions and affinity groups. We have forged and are continuing to structure relationships with corporations, employee benefit companies, insurance agencies, financial institutions, unions and affinity groups to market pre-arrangement products, including life insurance policies that are intended to pay the costs of funeral services. We will act as an agent and broker with respect to these insurance policies and will not assume any underwriting risks. We have formed a managing general agency and have become a managing general agent with death care-related insurance carriers, including Assurant Preneed and National Guardian Life Insurance Company. We believe that we can obtain lower cost group rates for customers through volume sales to members/employees of corporations, unions and affinity groups with whom we have arrangements to market our products to their employees/members. The marketing of pre-arrangements will be primarily accomplished through affiliations with various sales forces that currently sell various benefit products to these existing sectors. We also will seek to market the sale of pre-arrangements and final expense insurance directly to seniors and as independent agents of large, mid-size, regional and independent funeral homes.

We will earn insurance commissions and insurance overrides on sales of pre-arrangements funded through insurance and on final expense policies sold. We also will earn trust administration fees on pre-arrangements that are funded through the placement of monies in trust. On sales that we make directly through our own sales efforts, we will retain the full insurance commission paid on the insurance products sold. On sales that are accomplished through the efforts of outside sales forces we have contracted with, we will earn commission overrides.

We believe that our ADS subsidiary is one of the most technologically advanced trust administrators of pre-arranged funeral trust assets in the country. We further believe that ADS enables us to become a full service pre-arrangement company with the ability to earn both insurance commissions and trust administration fees from the pre-arrangement of death care benefits. ADS currently administers in excess of $40 million in pre-need assets for various entities. ADS had administered an additional $70 million of pre-need funds for Service Corporation International, Inc. ("SCI"), a leading provider of funeral and other death care services. We were advised by SCI that SCI will no longer outsource its trust administration functions to third parties effective during the third quarter of 2003. We believe that ADS's trust administration for SCI was not generating sufficient gross margins for ADS and that, following SCI's withdrawal of its business from ADS, ADS will be able to focus on its marketing, operations and attracting new businesses which can generate higher gross margins.

We determined to discontinue our Kelly Color operations subsequent to the 2003 fiscal year due to the significant decline in demand for the subsidiary's services. We believe that the transformation of the professional photography industry from film-based production to digital technology production caused this decline in demand. On February 24, 2004, we sold certain of the assets of Kelly Color for gross proceeds of $12,500. We are attempting to sell the property at which Kelly Color operating its business. This property is subject to a mortgage securing a line of credit which had an outstanding balance of $132,560 at December 31, 2003.

Strategy

Pre-arranged funerals have traditionally been marketed by funeral homes through local, direct-mail advertising campaigns. We believe that we are in the forefront of positioning pre-arrangements as a voluntary benefit. We are marketing our company to captive audiences such as corporations, unions and affinity groups. We have forged and are continuing to structure relationships with corporations, employee benefit companies, financial institutions, unions and affinity groups to market our pre-arrangement services.

Other strategies we intend to leverage include:

o Acting as a Market Consolidator. We intend to become a marketing/financial services consolidator within the funeral services industry, which should result in lower unit costs for funeral related services and a wider spectrum of services available for our customers.

o Closing Current And Future Acquisitions. There are many acquisition possibilities in the trust administration, technology and insurance areas that we intend to pursue. We anticipate that any near term acquisitions will be based on the following principles:

     o identifying established independent companies operating in our core death care pre-arrangement business;

     o understanding the business opportunities for each potential acquisition target; and

     o utilizing an acquisition structure that aligns the interests of the employees and agents of the acquired entity with the interests of our company and stockholders by rewarding future growth.

o Increasing the Range of Our Products and Services. Our business model anticipates the sale of additional financial products dedicated the elder marketplace. Such additional products include, but are not limited to, long-term medical care insurance, disability insurance, vision and hearing products and reverse mortgages.

We could be required to modify our pre-need sales strategies due to shortening premium payment terms and changes to the compensation structure imposed upon our pre-need sales force by third parties. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, could cause pre-need sales to decline. Although we do not anticipate significant modifications in these areas, such adjustments could cause declines in pre-need sales. In addition, a weakening economy that causes customers to have less discretionary income could cause a decline in pre-need sales. Declines in pre-need sales would, in all likelihood, have a material adverse affect on us.

Industry

It is projected that the death care industry will achieve revenues in excess of $17 billion dollars in calendar year 2003, according to a 2001 Wirthlin Group study. Almost one third of that figure will represent monies allocated to the pre-arrangement of death care services or the preplanning of death costs. This market opportunity should allow us, through acquisitions of insurance agencies involved in the pre-need area and acquisitions of or joint ventures with insurance agencies currently involved in the employee benefit area, to increase our presence and sales force within the death care industry which could result in increased revenues. We believe that we will be able to add immediate value by adding trust administration services to funeral homes associated with the independent agencies and will be able to add a new and exciting voluntary benefit product for the employee benefit agents. This may result in steady growth in revenues and profits, as well as increase the amount of agents available to sell our products and services.

Recent Developments

In September 2003, NPI entered into an arrangement with Broker's Choice of America, Inc., a diversified, national insurance marketing company that services some of the country's largest independent annuity, health and life insurance agents, under which NPI is to provide training, products, product knowledge, consumer prospecting and marketing services to BCA and its agents. These services and products primarily will involve the pre-arrangement of death care and the sale of final death care expense insurance.

In December 2003, Stewart Enterprises, Inc., the third largest operator of funeral homes in the United States, granted NPI exclusive marketing rights to conduct pre-arrangement sales to members of certain affinity groups within a number of jurisdictions in the states of California and Florida.

In December 2003, we retained a former senior vice president of sales of SCI to act as our vice president in charge of NPI's recently formed third-party marketing division for independent funeral homes. We have no employment agreement with this individual. The third-party marketing division was established to market insurance and trust programs in conjunction with pre-need activities of client funeral homes. This new officer also acted as an area sales director for The Loewen Group Ltd., the second largest operator of funeral homes in the United States, and was a regional sales support manager and a sales representative for Batesville Casket Company.

In December 2003, we executed a non-binding letter of intent to acquire CFPC, Inc., a third party marketing agency that specializes in the sale of pre-arrangements for independent funeral homes. CFPC has been granted an exclusive right to train, market and sell pre-arrangements to members of a large religious fraternal organization. CFPC conducts its business through a network of over 31,000 independent insurance agents.

Sales Force

We currently have fifteen independent licensed agents within its sales force hierarchy with another fifteen in various stages of licensing.

Financing Activities During Our 2003 Fiscal Year

We offered for sale in a private placement conducted pursuant to Rule 506 of Regulation D 10% Senior Subordinated Secured Convertible Promissory Notes (each, a "10% Note"). Strasbourger Pearson Tulcin Wolff Inc., a registered broker-dealer ("Strasbourger"), acted as the placement agent for the private placement. We sold an issued 10% Notes in the aggregate principal amount of $845,000 in the private placement, which closed on December 5, 2003.

Each 10% Note bears interest at the rate of 10% per annum, payable semi-annually, and matures on December 5, 2006. The Notes grant a security interest in all of our assets and rank senior to all of our existing and future indebtedness, with the exception of a mortgage granted on real estate owned by Kelly Color. The 10% Notes may be pre-paid, in whole or part, without penalty, at any time, upon notice, at our sole discretion. The 10% Notes are further subject to mandatory re-payment upon the occurrence of specified events and after the giving of appropriate notice. Each record holder of a 10% Note has the right, exercisable in the holder's sole discretion, to convert all or any portion of the principal amount outstanding under the 10% Note, and all accrued and unpaid interest on such principal amount being converted, into shares of our common stock at a conversion price (subject to adjustment) of $0.71 per share through December 5, 2005 or $1.25 thereafter. In addition, the outstanding principal amount of the 10% Notes, and all accrued and unpaid interest on such principal amount, is subject to automatic conversion, at the then applicable conversion price, if the market price of our common stock equals or exceeds $3.00 for any twenty consecutive trading days and certain other conditions are then in effect. We have granted the holders of the 10% Notes certain registration rights with respect to the shares issuable upon conversion of the 10% Notes.

The placement agent received a cash fee of $84,500 and a non-accountable expense allowance of $20,400, as well as warrants to purchase 264,063 shares of our common stock, for its services in connection with the private placement. The warrants issued to the placement agent have been valued at $105,625, using the Black-Scholes option pricing model. Each of the placement agent's warrants entitles its holder to purchase one share of our common stock at an exercise price of $0.28 per share (subject to adjustment) and are exercisable through December 4, 2006. We have granted the placement agent certain registration rights with respect to the shares issuable upon exercise of its warrants.

On July 25, 2003, we sold and issued to one individual an 11% Secured Subordinated Promissory Note in the principal amount of $165,000 (the "11% Note") and five year warrants to purchase 25,000 shares of our common stock at an exercise price of $0.28 per share. The 11% Note had a maturity date of January 2, 2005 and was secured by all of our assets, senior to all of our other debt other than the mortgage granted on real estate owned by Kelly Color. We received gross proceeds of $165,000 in connection with the sale and issuance of the Bridge Note. We paid a finder's fee to Strasbourger of $21,450 and issued to Strasbourger warrants to purchase 35,000 shares of our common stock. The warrants issued to Strasbourger have identical terms and conditions, including the exercise price and exercise term, as the warrants issued to the purchaser of the 11% Note. We have granted the purchaser of the 11% Note and Strasbourger certain registration rights with respect to the shares issuable upon exercise of the warrants we issued to each of them.

The purchaser of the 11% Note participated in the private placement of the 10% Notes and surrendered the 11% Note for cancellation in connection with his participation in the private placement.

Principal Offices

The principal offices of the Company are located at 370 Old Country Road - 2nd Floor, Garden City, New York 11530; telephone (516) 746-4141; facsimile (516) 746-7875.

Marketing

Through NPI, we seek to market various discounted and non-discounted packages of prearranged funerals and cremations for national chains of funeral homes, as well as regional and independently-owned funeral homes.

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

ADS is involved in the administration of pre-need funeral and cemetery trust assets. Administration entails detailed record keeping, management of all contracts between the funeral provider and its customers, allocation of trust earnings and expenses to the individual participants in the trust and reconciliation of the trust statement to the books on a monthly basis. ADS services a portion of the pre-need accounts of Carriage Services, a publicly-held funeral home conglomerate. Other clients include the Texas Funeral Director's Master Trust, the American Funeral Trusts and a few independent funeral home accounts. ADS makes no investment decisions and does not give any investment advice; its sole responsibility is to provide record keeping and management services.

Competition

The death care industry is highly competitive, although we believe that there is no other company in the industry with a business model substantially identical to ours. However, we face substantial competition in all aspects of our current business. Our competitors may be deemed to include insurance companies, captive distribution systems of insurance companies, independent insurance intermediaries and boutique broker-general agents. To a small degree, we also will compete with individual and corporate funeral homes that act as agents for insurance companies and trust administrators.

Regulation

State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents, regulation of the handling and investment of third-party funds held in a fiduciary capacity and the marketing practices of insurance brokers and agents, in the context of curbing unfair trade practices. This continual reexamination may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect our business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive.

We are required to be licensed to engage in the insurance agency and brokerage business in most of the jurisdictions where we do business. We currently have been licensed in the following jurisdictions:

o      California,
o      Florida,
o      Illinois and
o      New Jersey.

The insurance laws and regulations of all United States jurisdictions also require individuals who engage in agency, brokerage and certain other insurance service activities to be licensed personally. These laws and regulations also govern the sharing of insurance commissions with third parties. We believe that any payments made by or received us are in compliance with applicable laws and regulations. However, should any regulatory authority take the position, and prevail, that certain payments by us violate the insurance laws and regulations relating to the payment or sharing of commissions, that regulatory authority could require that we stop making or receiving those payments or that the entities receiving or making those payments become licensed. In addition, if this were to occur, the regulatory authority could impose fines or penalties on us. We believe, however, that we could continue to operate our business by requiring that these entities be licensed or by making payments directly to licensed individuals.

Risk Factors

Our business, operations and financial condition are subject to numerous risks and uncertainties, including those set forth elsewhere in this Annual Report on Form 10-KSB and below.

       Limited Operating History. While our company was incorporated in 1967, we only have recently entered into the pre-need death care industry. As such, we are is likely to face the risks and problems associated with businesses in their early development stage, which generally include unanticipated problems and costs. While our management has been involved in the death care pre-need industry for a number of years, we have no long-term operating history in the industry and, accordingly, have a limited operating history upon which an evaluation of our prospective performance and prospects can be made. Our prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in the establishment of a new business entity.

       We will be dependent on key management and advisors. Our success will be dependent on our ability to attract and retain experienced management and industry personnel to supplement our present management team. The loss of the services or advice of any one or more of these persons, whether part of the present management or new hires, could have a material adverse effect on our business operations and prospects. We face considerable competition from other pre-need death care service businesses for personnel, many of which have significantly greater resources than we do. We may be unable to offer key employees compensation of the type and quantity that our competitors can offer. There can be no assurance that we will be able to attract and retain personnel in the future, and the inability to do so could have a material adverse effect on us.

       Our business is highly competitive. The pre-need death care services industry is intensely competitive with respect to price, quality and variety of services offered. There are many well-established competitors with substantially greater financial and other resources than we do. Such competitors include national, regional and local full-service death care service providers, as well as single location pre-need providers that offer large varieties of pre-need death care services. Some of our competitors have been in existence for substantial periods of time and engage in extensive advertising and promotional campaigns. There can be no assurance that consumers will regard our products and service offerings as sufficiently distinguishable from competitive products and service offerings or that substantially equivalent concepts will not be introduced by others.

       We may experience declines in pre-need sales due to numerous factors, including changes to contract terms and sales force compensation, or a weakening economy. Declines in pre-need sales could reduce future market share. We could be required to modify its pre-need sales strategies due to shortening premium payment terms and changes to the compensation structure imposed upon our pre-need sales force by third parties. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, could cause pre-need sales to decline. Although we do not anticipate significant modifications in these areas, such adjustments could cause declines in pre-need sales. In addition, a weakening economy that causes customers to have less discretionary income could cause a decline in pre-need sales. Declines in pre-need sales would, in all likelihood, have a material adverse affect on us.

       Any decreases in insurance premiums and commission rates, which are set by the insurers and outside our control, could result in decreases in commissions payable to us. We are engaged in insurance agency and brokerage activities and derive revenue from commissions on the sale of insurance products to clients that are paid by the insurance underwriters from whom our clients purchase insurance. These commission rates are set by insurance underwriters and are based on the premiums that the insurance underwriters charge. Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within our control, include the capacity of insurance underwriters to place new business, underwriting and non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability of alternative insurance products to consumers. We cannot predict the timing or extent of future changes in commission rates or premiums. As a result, we cannot predict the effect that any of these changes will have on our operations. These changes may result in revenue decreases for us. These decreases also may adversely affect our results of operations for the periods in which they occur.

       Increased advertising or better marketing by our competitors, or increased services from Internet providers, could cause us to lose market share and revenues, or cause us to incur increased costs in order to retain or recapture market share. In recent years, marketing through television, radio and print advertising, direct mailings and personal sales calls has increased with respect to the sales of pre-need funeral services. Extensive advertising or effective marketing by competitors could cause us to lose market share and revenues, or cause us to increase its own marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs to vary its own types or mix of products or services in response. Also, increased use of the Internet by customers to research and/or purchase products and services could cause us to lose market share to competitors offering to sell products or services over the Internet. We do not currently sell products or services over the Internet.

       The increasing number of cremations in the United States could cause our revenues to decline because we could lose market share to firms specializing in cremations. Traditional cemetery and funeral service operators face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremation will represent approximately 36% of the United States burial market by the year 2010, compared to 25% in 1999. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (without a funeral service, casket or urn, niche in a mausoleum or columbarium or burial) produce lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

       If we do not respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease. Our future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. We may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies that we may implement to address these trends may prove incorrect or ineffective.

       Changes or increases in, or failure to comply with, regulations applicable to our business could increase our costs. The funeral and pre-need services industries are subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate pre-need sales. From time to time, governments and agencies propose to amend or add regulations, which could increase our costs.

       We may be unable to implement our acquisition growth strategy, which could harm our business and competitive position. Our business strategy includes making strategic acquisitions of other companies or businesses within the death care financial services industry. Our continued growth will depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance its businesses. The competition for acquisition candidates is intense and we expect this competition to increase. There is no assurance that the will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, we may not be able to realize the anticipated results of future acquisitions. In implementing our acquisition growth strategy, we may encounter:

     o    costs associated with incomplete or poorly implemented acquisitions,

     o expenses, delays and difficulties of integrating acquired companies into our existing organization,

     o the impact of amortizing goodwill and other intangible assets of acquired companies on our operating results,

     o dilution of the interest of our existing stockholders if we issue stock in making acquisitions or if we sell stock to raise cash for acquisitions,

     o    diversion of management's attention,

     o increases in expenses in order to advertise and promote acquired companies and their and our products and services,

     o unusual impacts on our financial condition due to the timing of acquisitions, and

     o expenses of any undisclosed or potential legal liabilities of an acquired company.

       Any of these matters could have a material adverse effect on our business, results of operations and financial condition.

       Our financial condition and results would be negatively affected if we acquired any business and, thereafter, are required to write down goodwill and other intangible assets associated with such acquired business. We anticipate growing our company through acquisitions. If we were to acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets shall be determined by the excess of the purchase price over the net identifiable assets acquired. We have adopted Statement of Financial Standards, or SFAS, No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at least annually, or more frequently if impairment indicators arise. Other intangible assets will continue to be amortized over their useful lives. We also have adopted SFAS No. 144, which requires us to review for impairment long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Accordingly, we will be required to write down the value of acquired goodwill and intangible assets, under these accounting standards, if we determine goodwill or intangible assets are impaired. Any such write-down would have a negative effect on our stockholders' equity and financial results.

       Acquisitions could result in operating difficulties and other harmful consequences to us. If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products. The process of integrating the operations of any acquisition may create unforeseen operating difficulties and expenditures and is itself risky.

       To the extent we use cash consideration for acquisitions in the future, we may need to obtain additional financing which may not be available on favorable terms or at all. To the extent our management must devote significant time and attention to the integration of technology, operations, businesses and personnel as a result of these acquisitions, our ability to service current customers and attract new customers may suffer. In addition, our senior management faces the difficult and potentially time consuming challenge of implementing uniform standards, controls, procedures and policies in our operating units, including possible future acquisitions. We could also experience financial or other setbacks if any of the acquired businesses experience unanticipated problems. Further, we may experience disputes with the sellers of acquired businesses and may fail to retain key acquired personnel. In addition, we may experience a decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business.

       Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions could result in the incurrence of debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, each of which could have a material adverse effect on our operating results and financial position.

       We have a significant amount of debt and we may incur additional debt. As of December 31, 2003, we had outstanding debt, other trade debt, in the aggregate amount of $1,110,935. This debt includes the 10% Notes, our line of credit secured by real estate owned by Kelly Color and a note payable issued by NPI prior to its acquisition by our company with an outstanding balance of $133,375 at December 31, 2003. This debt could have important consequences on us, including:

       o requiring a substantial portion of our cash flow from operations for the payment of interest on the debt,

       o limiting our ability to use our cash flow, or to obtain additional financing, to fund future working capital, capital expenditures, acquisitions and other general corporate purposes,

       o limiting our flexibility to plan for and react to changes in its business and industry,

       o not having the resources to pay interest on the debt or repay the principal of the debt at maturity,

       o increasing our vulnerability to adverse economic and industry conditions, and

       o placing us at a competitive disadvantage to less leveraged competitors.

       In addition, we may incur additional debt. However, our ability to borrow funds in the future for working capital and to make payments on our debt will depend on us meeting the financial covenants in any debt agreements that we may enter into. Our business may not generate cash flow from operations, and we may not be able to refinance any of our debts on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.

       We have significant debt due within the next twelve months and we may not generate sufficient cash from operations or have the ability to borrow to pay such debt when due. Our ability to pay our current liabilities when they become due primarily depends on our ability to obtain cash from:

       o    cash generated from operations,
       o    borrowings,
       o the sale of real property, including building and improvements, at which Kelly Color formerly conducted its operations,
       o    possible restructuring of existing debt, and
       o    further cost reductions.

       We intend to utilize cash generated from operations, the sale of the Kelly Color property and borrowings to meet our current obligations as they become due. We anticipate that cash from operations, along with amounts from borrowings and refinancing of current obligations, should be sufficient to allow us to pay our current debts when they become due. However, if we do not generate significant cash flow from operations, and we are unable to borrow additional funds, sell our the Kelly Color property at a price resulting in net proceeds to us and/or refinance our current debt, it is unlikely that we would be able to pay all of our current liabilities when they become due. If we do not pay all of its current obligations when they become due, the holders of the liabilities could force us into bankruptcy, which could adversely affect our company and the value of our outstanding securities.

Employees

We had a total of sixteen employees as of December 31, 2003. Primarily as a result of discontinuing the operations of Kelly Color, we had nine employees as of March 25, 2004. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Major Customer

Sales to one customer, SCI, represented approximately 47.4% of our total sales for the year ended December 31, 2003 and 43.6% of our total sales for the year ended December 31, 2002. SCI ceased doing business with us during the fourth quarter of our 2003 fiscal year.


Item 2.    Description of Property.

Our executive offices are located at 370 Old Country Road - Suite 200, Garden City, New York 11530. These offices are provided rent-free pursuant to an oral arrangement with the Whitmore Group, LLC, an entity in which the principal owner is James Metzger, one of our directors. The fair market value of the rent-free arrangement is immaterial to our financial statements.

Kelly Color owns the land and the building located at 513 East Union Street, Morganton, North Carolina. The building contains approximately 15,000 square feet of space, housing the subsidiary's offices, photographic laboratory, shipping and storage areas. This property is subject to a mortgage securing a $150,000 loan to Kelly Color, guaranteed by Walker, made by Branch Banking & Trust Company pursuant to a North Carolina Deed of Trust, dated July 3, 2002. We are attempting to sell this property.

ADS leases offices located at 13111 Norwest Freeway - Suite 100, Houston, Texas 77040. These offices contain approximately 6,700 square feet and are leased from an unaffiliated third party for a monthly base rental of approximately $8,700. The lease expires in June 2005.

We believe that our Garden City, New York and Houston, Texas facilities are adequate for our current requirements.

Item 3.    Legal Proceedings.

We are not a party to any pending legal proceeding, nor is any of our property subject of a pending legal proceeding, involving a claim for damages exceeding 10% of our current assets. We are not aware of any material legal proceeding in which any of our directors, officers, affiliates or record or beneficial owners of more than 5% of our voting securities is a party adverse to us or has a material interest adverse to us.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.    Market for Common Equity and related Stockholder Matters.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board, maintained by the NASD, Inc., currently under the symbol WLKF. We have set forth in the following table the range of the high and low bid quotations for our common stock for each of the quarters during our last two completed fiscal years, based upon data derived from quote information issued by Reuters. These quotations have been adjusted to reflect our common stock dividend made effective in December 2002. In addition, these quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                                   High Bid               Low Bid
                                                               -----------------    -----------------
Fiscal Year Ended December 31, 2002
-----------------------------------
First quarter.............................................           $0.30                 $0.28
Second quarter............................................            0.44                  0.23
Third quarter.............................................            0.42                  0.23
Fourth quarter............................................            0.85                  0.28

Fiscal Year Ended December 31, 2003
First quarter.............................................           $0.80                $ 0.15
Second quarter............................................            0.75                  0.20
Third quarter.............................................            0.55                  0.25
Fourth quarter............................................            0.50                  0.21

Record Holders

As of March 25, 2004, there were 225 record holders of our common stock. We believe that there are approximately 1,100 beneficial holders of our common stock, based on information gathered in connection with our most recently held annual meeting of our stockholders

Dividends

We have never declared or paid any dividends to the holders of our common stock and we do not expect to pay cash dividends in the foreseeable future. We currently intend to retain all earnings for use in connection with the development of our business and for general corporate purposes. Our board of directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. Our outstanding 10% Notes places restrictions on our ability to declare or make any cash dividends on our common stock. In addition, our ability to pay cash dividends in the future could be further limited or prohibited by the terms of future financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2003:

o the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our stockholders and those granted under plans, including individual compensation contracts, not approved by our stockholders (column A),

o the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

o the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

                                            Equity Compensation Plan Information

                                   Column A                     Column B                    Column C
                                   --------                     --------                    --------
                                                                                        Number of shares
                                   Number of                                         remaining available for
                              shares to be issued           Weighted average          future issuance under
                               upon exercise of             exercise price of          equity compensation
                             outstanding options,          outstanding options       plans (excluding shares
                              warrants and rights          warrants and rights       reflected in column A)
-----------------------------------------------------  -----------------------     ---------------------------
Equity incentive plans
   approved by stockholders           39,300                     $0.412                        692,163
Equity incentive plans not
   approved by stockholders          745,526                     $0.283                    Not applicable

Totals                               784,826                     $0.289

The shares to be issued upon exercise of outstanding options, warrants and rights granted under plans not approved by stockholders consist of:

o warrants to purchase 15,000 shares of our common stock at an exercise price of $0.28 per share that we issued to Strasbourger, a registered broker-dealer, to act as the private placement agent for a private placement we completed in December 2003, which warrants expire on June 13, 2008;

o warrants to purchase 35,000 shares of our common stock at an exercise price of $0.28 per share that we issued to Strasbourger in its capacity as finder in connection with the sale of the 11% Note in July 2003, which warrants expire on July 24, 2008;

o warrants to purchase 264,063 shares of our common stock at an exercise price of $0.28 per share that we issued to Strasbourger in its capacity as the placement agent in connection with the private placement of our 10% Notes completed in December 2003, which warrants expire on December 4, 2006;

o warrants to purchase 31,463 shares of our common stock at an exercise price of $0.35 per share that we issued to a consultant in November 2002, which warrants expire on November 24, 2005; and

o warrants to purchase 400,000 shares of our common stock at an exercise price of $0.28 per share that we issued to a consultant in October 2003, which warrants expire on October 1, 2008.

Recent Sales of Unregistered Securities

We sold and issued to a total of eighteen accredited investors, in a private placement completed in December 2003, 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $845,000. These notes were sold at their face value. Each of these 10% notes, which has a maturity date of December 5, 2006, is convertible, at the option of its holder, into our common stock at any time prior to December 4, 2005 at the conversion rate (subject to adjustment) of one share of common stock for every $0.71 of principal and accrued interest converted and at any time from December 5, 2005 through the maturity date at the conversion rate (subject to adjustment) of one share of common stock for every $1.25 of principal and accrued interest converted. Each 10% note is subject to automatic conversion, at the then applicable conversion rate, if, (a) for any twenty consecutive trading days, (i) the market price of our common stock equals or exceeds $3.00 and (ii) the trading volume for our common stock equals or exceeds 50,000 shares, and (b) the conversion shares are either (i) subject to an effective registration statement under the Securities Act of 1933 or (ii) available for resale pursuant to Rule 144 promulgated under the Securities Act. We believe that the sale and issuance of these 10% notes was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

We issued to Strasbourger, a registered broker-dealer, a total of 264,063 warrants to purchase our common stock in connection with the sale and issuance of the 10% Notes. Strasbourger acted as placement agent for the issuance and sale of our 10% Notes in a private placement completed in December 2003. Strasbourger also received a commission of $86,500 and a non-accountable expense allowance of $18,400 as compensation for its services as the placement agent for the private placement of the 10% Notes. Each of these warrants entitles its holder to purchase one share of our common stock at a purchase price of $0.28 per share at any time on or prior to December 4, 2006. We believe that the issuance of these warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

All of our other sales of unregistered securities occurring within our fiscal year ended December 31, 2003 have been previously reported in our Quarterly Reports on Forms 10-QSB for the quarters ended March 31, June 30, and September 30, 2003.


Item 6.    Management's Discussion and Analysis or Plan of Operation.

Financial Condition and Liquidity

We had working capital of $308,284 at December 31, 2003, compared to working capital of $227,298 at December 31, 2002. The increase in our working capital primarily is a result of our financing activities and a reduction in accounts payable and accrued expenses, offset by a decrease in accounts receivable, for the year ended December 31, 2003.

Net cash used in operating activities was approximately $537,000 for the twelve months ended December 31, 2003, compared to net cash used in operating activities of $186,000 for the twelve months ended December 31, 2002. During the twelve months ended December 31, 2003, NPI began to receive a minimal amount of revenues. However, this generation of revenues also resulted in a significant increase in operating costs, such as our overall employee salaries and related expenses, which rose to $300,000 for the 2003 fiscal year from $182,000 for the 2002 fiscal year. ADS and Kelly Color both had diminishing sales in 2003, ADS decreasing to $1,014,000 for the 2003 fiscal year from $1,131,000 for the 2002 fiscal year and Kelly Color decreasing to $664,000 for the 2003 fiscal year from $788,000 for the 2002 fiscal year. ADS' decrease primarily was a result of losing its largest client which accounted for a large portion of its revenues and Kelly Color's decrease resulting from a general industry-wide decline in demand for photographic development services as professional photographers migrate to digital photography technology. Subsequent to December 31, 2003, we discontinued Kelly Color's operation and sold certain of its assets. For the twelve months ended December 31, 2002, the operations of Kelly Color and ADS generated funds to pay for a large portion of our operating expenses.

Net cash used in investing activities was approximately $25,000 for the twelve months ended December 31, 2003, resulting from the purchase of equipment at Kelly Color as compared with $ 391,000 of net cash provided by our investing activities for the year ended December 31, 2002 as a result from the net cash proceeds of approximately $472,000 as a result of the merger transactions offset by purchases of property and equipment of $81,000. Net cash provided by financing activities was $792,710 for the twelve months ended December 31, 2003 resulting from the proceeds received from the sale of the 11% Note in the principal amount of $165,000, our private placement of our 10% Notes with gross proceeds of $845,000 (including the roll-over of the 11% Note as part of the note holders purchase of a 10% Note) and the draw-down on our line of credit secured by the property owned by Kelly Color. Net cash provided by financing activities was approximately $ 161,000 for the year ended December 31, 2002 resulting from the issuance of a promissory note in the principal amount of $80,000, sales of common stock for gross proceeds of $ 274,000 offset by the repayment of outstanding notes of ADS totaling $175,000 and repayment of debt due to stockholder of $17,000.

As a result of these activities, our cash and cash equivalents increased to $597,739 as of December 31, 2003, compared to $366,925 of cash and cash equivalents at December 31, 2002.

We believe that our current cash and cash equivalents, together with funds generated by operations will be sufficient to allow us to continue in operation for the next twelve months. We intend to meet our current debt obligations from the net proceeds generated by a sale of our real property located in North Carolina where Kelly Color had conducted its operations, if any and assuming a sale price which will result in net proceeds to us, possible sales of our securities and cash flow from operations. ADS intends to replace the decrease in its revenues caused by the termination of its relationship with SCI, which was a major customer, through the marketing of its administrative services under a master trust specifically designed for the New York State market and by increasing its nation-wide marketing efforts targeted at independent funeral homes. ADS anticipates commencement of its marketing efforts to the New York market in the second quarter of our 2004 fiscal year.

Plan of Operations

We intend to become a leading financial services company operating in the death care industry and seek to become involved in distribution and marketing of various products as employee and voluntary benefits outside of the death care industry. NPI has begun to market and sell pre-arrangements of death care as a voluntary benefit to corporations, unions and affinity groups as well as market and sell final expense insurance through a network of independent life agents that primarily sell to seniors. Additionally, NPI recently commenced operations as a third-party marketer for independent funeral homes desiring to increase their pre-need products and services. Through ADS, we intend to seek to increase the amount of pre-need trust dollars currently under our administration. In connection with our determination to discontinue the operations of Kelly Color due to the declining demand for its services, subsequent to December 31, 2003, certain assets of Kelly Color were sold for gross proceeds of $12,500. We are attempting to dispose of the other assets of Kelly Color, including its real estate in North Carolina.

NPI, which was primarily in a development stage during the 2002 fiscal year, began to achieve results in positioning itself as one of the first businesses to market the sale of funeral pre-arrangements as a voluntary benefit product to be sold to affinity organizations such as union, corporations, associations and other affinity groups. On December 10, 2003, NPI entered into a Third Party Sales and Marketing Agreement with Stewart Enterprises, Inc., the third largest funeral home operator in the country. Pursuant to this agreement, NPI has become Stewart's exclusive affinity marketer in certain counties in the States of Florida and California. In September, 2003, NPI entered into an arrangement with Brokers Choice of America, a national insurance marketing company that services some of the country's largest independent annuity, health and life insurance agents, under which NPI is to provide training, products, product knowledge, consumer prospecting and marketing services to its agents for the sale of pre-arrangements. This arrangement will allow NPI to act as a wholesaler of pre-need insurance programs and final expense insurance to the senior market.

NPI may seek to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations. On December 17, 2003, we entered into a non-binding letter of intent to acquire CFPC, a third party marketing firm involved in the sale of funeral pre-arrangements. We are currently in the due diligence and contracting stage, and anticipate consummating this proposed transaction, if it is to proceed, during the second quarter of our 2004 fiscal year. The CFPC letter of intent contemplates a cash payment, as part of the total acquisition consideration, of $400,000. We intend to use our available remaining cash to make the cash payment. If we do not have available funds to make such cash payment, we may be required to delay or abandon this proposed acquisition.

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $40 million in trust funds. In September, 2003, ADS lost a significant client, Service Corporation International ("SCI"), the largest funeral home and cemetery operator in the country removed approximately $ 70 million of trust assets that ADS administrated and is now outsourcing these administration services overseas. SCI removed all trust assets under administration from a variety of outside vendors such as ADS. As a result, ADS has increased its efforts to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies.

There can be no assurance that we will achieve successful and profitable results from our distribution and marketing efforts or that we will be able to complete acquisitions within the third party marketer segment of the death care services industry.

We anticipate seeking additional funds through one or more sales of our equity or debt securities. No assurance that such sales of our securities can be accomplished in any form or amount or, if accomplished, such sales will be on terms that will not result in significant dilution to the holders of our equity securities at the time of such sales.

We anticipate that any acquisitions we may consummate will be accomplished through issuances of stock, debt and cash, or a combination of such forms of consideration. Accordingly, any future merger or acquisition may have a dilutive effect on our stockholders as of the time of such mergers and acquisitions. Additionally, our ability to accomplish any future acquisitions may depend on our cash position, our ability to raise capital, the stock price of our common stock, and our ability to service any debt we may incur. No assurance can be given that we shall have available cash when needed, we will be successful in our attempts to raise additional capital, the stock price of our common stock will remain at its present level or increase from its present level or that we will be capable of servicing our current debt or any other debt we may acquire in the future.

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business in the death care services industry.

Results of Operations

Twelve Months Ended December 31, 2003 and 2002

Net sales for the twelve months ended December 31, 2003 were approximately $1,690,000, of which $11,000 was generated by NPI, $664,000 was generated by Walker and $1,015,000 was generated by ADS. NPI recorded its first sales in the 2003 fiscal year. Kelly Color continued to see a drastic deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film. Subsequent to December 31, 2003, we discontinued the operations of Kelly Color and began to offer and sell Kelly Color's assets. ADS saw a decline in its sales as a result of losing the business from its largest client, SCI, which ceased to use domestic third parties to administer its trust assets and now outsources such services overseas.

Cost of sales for the year ended December 31, 2003, was approximately $548,000, all of which was incurred by Kelly Color. Costs of sales as a percentage of net sales at Kelly Color was 82.5%. We have seen a trend in the photographic development industry of reduced costs of certain raw materials. The benefits of this trend at Kelly Color has been offset in part by an inability at Kelly Color to reduce all costs of sales proportionally as net sales are reduced.

Operating expenses for the twelve months ended December 31, 2003 were approximately $2,052,000, of which $676,000 was generated by NPI, $304,000 was generated by Kelly Color and $1,073,000 was generated by ADS. The operating loss for the twelve months ended December 31, 2003 was $910,000, of which $634,000 was incurred by NPI, $187,000 was incurred by Kelly Color and $55,000 was incurred by ADS. Prior to the discontinuation of Kelly Color's operations subsequent to December 31, 2003, we decreased our operating expenses, primarily through the reduction in compensation expenses at Kelly Color due to reduced staff resulting from diminished sales volume. We have reduced the amount of labor costs at ADS after the loss of its largest client. However, since we anticipate that NPI will become the growth vehicle for the company, we have expanded our NPI infrastructure with the hiring of employees, and have increased expenses relating to the marketing and sale of NPI's products.

Interest expense for the twelve months ended December 31, 2003 was approximately $124,000. Interest expense is derived by the costs of borrowing funds and the expense of re-pricing already issued warrants and the issuance of additional options and warrants at a discount to the market price of the company's stock. The cash and cash equivalents were derived from Walker.

As a result of the foregoing, we incurred a net loss of approximately $ 1,209,000 for the twelve months ended December 31, 2003 or $0.16 per share, compared to a loss of $277,000 or $0.04 per share for the year ended December 31, 2002. Of the loss for the twelve months ended December 31, 2003, a loss of $789,000 can be attributable to NPI, a loss of $ 187,000 can be attributable to Walker and a loss of $ 233,000 can be attributable to ADS. Of NPI's loss for the 2003 fiscal year, $112,000 resulted from the issuance and repricing of warrants and options. Of ADS's loss, $ 174,782 represented a one-time charge related to the impairment of customer list.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, commonly referred to as "GAAP." The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We refer you to Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB for further information concerning our critical accounting policies and estimates.


Item 7.    Financial Statements.

Set forth below is a list of our financial statements included in this Annual Report on Form 10-KSB and their location.

Item                                                                                                 Page*
----                                                                                                 -----
Independent auditors' report......................................................................   F - 1
Consolidated balance sheet at December 31, 2003...................................................   F - 2
Consolidated statements of operations for the years ended December 31, 2003 and 2002..............   F - 3
Consolidated statements of stockholders' equity for the years ended December 31, 2003 and 2002....   F - 4
Consolidated statements of cash flows for the years ended December 31, 2003 and 2002..............   F - 5
Notes to consolidated financial statements........................................................   F - 6
----------
* Page F-1 follows Part III to this Annual Report on Form 10-KSB.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We dismissed Kofler, Levenstein, Romanotto & Co., P.C as our independent auditors on May 14, 2002. We then engaged Marcum & Kliegman LLP to serve as our new independent auditors. We previously reported this change in accountants in a Current Report on Form 8-K (Date of Report: May 14, 2002), which was filed with the Securities and Exchange Commission on May 16, 2002.


Item 8A.   Controls and Procedures.

An evaluation was performed, as of December 31, 2003, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Set forth below is a brief description of the background of each of our directors and executive officers, based on information provided to us by them.

Name                        Age     Principal Positions and Offices with Our Company
----                        ---     ------------------------------------------------
James N. Lucas, Sr.         56      Chairman of the Board of Directors; President of American DataSource, Inc. subsidiary
Mitchell S. Segal           44      President, Chief Executive Officer and Chief Financial Officer; President of National
                                    Preplanning, Inc. subsidiary
Peter Walker                57      President of Kelly Color Laboratories, Inc. subsidiary
James Metzger               44      Director

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

Mitchell S. Segal became our president and chief executive officer and a member of our board of directors upon completion, and pursuant to the terms, of our acquisition of National Preplanning Inc. in March 2002. Mr. Segal has served as the president of NPI since its inception in 1999. He has spoken at several national conferences on issues relating to the death care industry and authors a monthly article for The Independent, an Internet publication directed to the funeral industry. Mr. Segal received a B.A. degree from Boston University in 1981 and a J.D. degree from Hofstra Law School in 1984. He was employed by the accounting firm Arthur Andersen in its tax department from 1984 to 1986. Mr. Segal served as an assistant vice president in the direct investment division of NYLIFE Securities, a subsidiary of New York Life Insurance, from 1986 to 1987. Thereafter, Mr. Segal was a vice president in the realty investment group of Shearson Lehman Brothers from 1987 to 1990. From 1990 to 1998, Mr. Segal was in private practice.

Peter Walker served as our president and chief executive officer (from 1984) and chairman of the board (from 1987) of our company until March 2002 when he resigned all of such positions upon completion, and pursuant to the terms, of our acquisition of ADS and NPI in March 2002. Despite such resignations, Mr. Walker continues to serve as a director of our company and president of our Kelly Color Laboratories, Inc. subsidiary. From 1977 to 1984, Mr. Walker was executive vice-president, secretary and a director of our company.

James Metzger became a director of our company in September 2002. He is Chairman of the Board and principal owner of The Whitmore Group, LLC, an insurance and financial services firm focused in the death care industry. Mr. Metzger has spent over sixteen year providing insurance and financial services to the death care industry. Mr. Metzger is a member of the National Funeral Directors Association, Metropolitan Funeral Directors, New York State Funeral Directors Association, New Jersey Funeral Directors Association, Connecticut Funeral Directors Association, Catholic Cemetery Guild, Associated Granite Craftsman Guild, and National Jewish Funeral Directors Association.

Board Committees

Our board of directors currently does not have audit, compensation or nominating committees, nor one or more other committees performing similar functions. Our entire board currently participates in discussions concerning executive officer compensation, auditing matters and nominations for membership on our board of directors. Our board has determined that none of its members is an "audit committee financial expert," within the meaning of such term contained in paragraph (e)(2) of Item 401 of Regulation S-B. Our board has not established any procedures by which security holders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2003 fiscal year.

Code of Ethics

Our board of directors has established a code of ethics that applies to our principal executive, financial and accounting officer(s). A copy of our code of ethics has been made Exhibit 14 to this Annual Report on Form 10-KSB.


Item 10.   Executive Compensation.

Summary of Compensation

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during our 2003, 2002 and 2001 fiscal years by those persons who served as chief executive officer during our 2003 fiscal year and any executive officer at December 31, 2003 who received compensation in excess of $100,000 during such years.

                                             Summary Compensation Table

                                                       Fiscal        Annual Compensation             All Other
                                                                  ------------------------
Name and Principal Positions                            Year         Salary        Bonus         Compensation (1)
----------------------------                         ---------    -----------   ----------     --------------------
Mitchell S. Segal                                       2003      $   210,000   $        0         $         0
   President, Chief Executive Officer and               2002          156,923            0                   0
   Chief Financial Officer (2)                          2001                0            0              50,000 (3)

Peter Walker
   President of Kelly Color subsidiary                  2003
                                                        2002          100,000            0                   0
                                                        2001          100,000            0                   0
--------------------
(1)  The above compensation figures do not include the cost for the use of automobiles leased by us, the cost of benefits, including premiums for life insurance, and any other perquisites provided by us to such persons in connection with our business, all of which does not exceed the lesser of
     $50,000 or 10% of such person's annual salary and bonus for the subject fiscal year.

(2)  Mr. Segal became our president and chief executive officer in March 2002 and our chief financial officer in October 2002. The figures for 2001 reflect Mr. Segal's compensation from NPI.

(3) Represents shares of NPI common stock received in lieu of cash compensation.

(4) Mr. Walker resigned as our president and chief executive officer in connection with our acquisitions of ADS and NPI in March 2001.

Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

We did not grant any stock options to, nor were any options exercised by, any of our executive officers named in the Summary Compensation Table during our 2003 fiscal year. In addition, none of such named executive officers held options to purchase shares of our common stock at the end of our 2003 fiscal year.

In September 2002, our stockholders approved our 2002 Equity Incentive Plan. Our executive officers are eligible to receive awards under this plan.

Employment Agreements

Employment Agreement with Mitchell S. Segal

We have entered into an employment agreement with Mitchell Segal to serve as our president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, we will pay Mr. Segal an annual base salary of $210,000 for 2004, with annual increases of not less than $10,000, plus annual bonuses equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of our net income, provided our net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with us is terminated by us except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by our board of directors.

Mr. Segal's employment agreement provides for him to be paid his salary: o for a six-month period following his termination due to a disability and
o for the entire remaining employment term in the event his termination is otherwise than for cause or disability.

Employment Agreement with Peter Walker

We have entered into an employment agreement with Peter Walker to serve as president of our Kelly Color subsidiary through March 18, 2012. Under Mr. Walker's employment agreement, we will pay Mr. Walker an annual base salary of $100,000, plus a monthly non-accountable expense allowance of $1,000. Mr. Walker's employment agreement does not require Mr. Walker to devote a minimum number of hours to the business of Kelly Color. Mr. Walker's employment agreement does require us to use our best efforts to cause Mr. Walker to be nominated for election to our board of directors during the term of Mr. Walker's employment agreement.

Mr. Walker's employment agreement provides for him to be paid his salary:

o    for a two year period following his termination due to a disability and

o for the entire remaining employment term in the event his termination is otherwise than for cause or disability; provided that, if the termination is due to a failure to pay Mr. Walker his compensation otherwise payable under the employment agreement, then the rate of compensation shall be

o    in the seventh year, 150% of his salary at the time of termination,

o    in the eighth year, 200% of his salary at the time of termination,

o    in the ninth year, 250% of his salary at the time of termination, and

o    in the tenth year, 300% of his salary at the time of termination.

Director Compensation

We currently do not have in effect a policy regarding compensation for serving on our board of directors. However, we do reimburse our directors for their reasonable expenses incurred in attending meetings of our board and our non-employee directors are entitled to receive automatic grants of options to purchase 7,150 shares of our common stock upon first becoming a director of our company and annually thereafter.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners

Our common stock is the only class of our voting securities presently outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 25, 2004 by:

o each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

o    each of our "named executive officers" and directors, and

o    all of our executive officers and directors as a group.

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

The term "named executive officers" is defined in the SEC rules as those executive officers who are required to be listed in the Summary Compensation Table provided in Item 10 of this Annual Report on Form 10-KSB.

Except as otherwise indicated in the notes to the following table,

o we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

o the address for each beneficial owner listed in the table, except where otherwise noted, is _ Walker Financial Corporation, 370 Old Country Road - Suite 200, Garden City, New York 11530.


                                                              Amount and Nature of               Percentage of
Name and Address of Stockholder                               Beneficial Ownership            Outstanding Shares
-------------------------------                               --------------------            ------------------
Mitchell S. Segal (1)...................................         1,839,670                           24.5
Peter Walker (2)........................................         1,109,390 (3)                       14.8
James N. Lucas, Jr. (4).................................           689,940 (5)                        9.2
The Robert Walker Life Insurance Trust (6)..............           615,620                            8.2
James N. Lucas, Sr. (7).................................           459,960 (8)                        6.1
James Metzger (8).......................................           197,870 (9)                        2.6

All of our executive officers and directors
     as a group (four persons)..........................         3,606,890 (10)                      47.9
----------

(1) Mr. Segal became a director, president and chief executive officer of our company upon completion of our acquisition of National Preplanning, Inc. in March 2002. Mr. Segal remains the president of our NPI subsidiary.

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

(5) Includes 22,998 shares of our common stock held by the James N. Lucas and Theresa Lucas Irrevocable Trust for the benefit of this individual.

(6) The mailing address for The Robert Walker Life Insurance Trust is c/o Peter Walker, 74 Jonathan Drive, Mahopac, New York 10541.

(7) Mr. Lucas became chairman of the board of our company upon completion of our acquisition of ADS Inc. in March 2002. Mr. Lucas remains the president of our ADS subsidiary. The mailing address for Mr. Lucas is c/o American DataSource, Inc., 517 North Sylvania Avenue, Fort Worth, Texas 76111.

(8) The mailing address for Mr. Metzger is c/o The Whitmore Group LLC, 370 Old Country Road, Garden City, New York 11530.

(9) Includes (a) 165,700 shares of our common stock held by The Whitmore Group, LLC, a company at which Mr. Metzger serves as chairman of its board of directors and (b) 21,450 shares of our common stock issuable upon exercise of options granted Mr. Metzger under our 2002 Equity Incentive Plan, all of which shares are exercisable within the sixty days following March 25, 2004.

(10) Includes the shares of our common stock beneficially owned by our directors and executive officers as discussed in notes (3) and (9) above.

Securities Authorized for Issuance Under Equity Incentive Plans

We have provided in the "Equity Compensation Plan Information" section of Item 5 of this Annual Report on Form 10-KSB certain information with respect to securities authorized for issuance under our equity incentive plans.


Item 12.   Certain Relationships and Related Transactions.

We did not enter into any transaction with a related party during the last two years requiring disclosure under the rules and regulations adopted by the U.S. Securities and Exchange Commission, except for (a) the employment agreements we entered into with each of Peter Walker and Mitchell Segal which are discussed in the "Employment Agreements" section of Item 11 of this Annual Report on Form 10-KSB, and (b) the rent-free offices provided by an entity in which James Metzger is the principal owner, as discussed in Item 2 of this Form 10-KSB.


Item 13.   Exhibits and Reports on Form 8-K.

Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB

  Exhibit
  Number   Description
    3.1    Amended and Restated Certificate of Incorporation.*
    3.2    By-Laws of Walker Color, Inc.*
   10.1 Form of warrant certificate evidencing warrants to purchase an aggregate of 60,000 shares of our common stock issued on July 25, 2003.
   10.2 Form of 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003.
   10.3 Security Agreement, dated as of December 5, 2003, among the Company, the original holders of our 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003 and Strasbourger Pearson Tulcin Wolff, Incorporated, as agent for such holders.
   10.4 Form of warrant certificate evidencing warrants to purchase 264,063 shares of our common stock issued to Strasbourger Pearson Tulcin Wolff, Incorporated, in its capacity as placement agent for the private placement of our 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003.
   14.1    Code of ethics.
   21.1    List of our subsidiaries.
   31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.

   32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.

Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fourth quarter of our 2003 fiscal year.


Item 14.   Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

Category                                         2003                2002
--------                                    ---------------    ----------------
Audit fees (1)..........................      $    56,000        $    56,000
Audit-related fees (2)..................                0                  0
Tax fees (3)............................           10,000             10,000
All other fees (4)......................                0                  0
----------
(1) Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2) Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in "audit fees" in this table. Our independent accountants did not provide any such types of services during the two fiscal years.
(3) Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.
(4) Our independent accountants did not provide any other services during the two fiscal years.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Walker Financial Corporation

We have audited the accompanying consolidated balance sheet of Walker Financial Corporation (formerly Walker International Industries, Inc) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walker Financial Corporation as of December 31, 2003, and the consolidated results of its operations, and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Marcum & Kliegman

March 10, 2004
New York, New York


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003


                                                       ASSETS
Current assets -
   Cash and cash equivalents............................................................  $        597,739
   Accounts receivable..................................................................            31,018
   Inventories..........................................................................            26,698
   Prepaid expenses and other current assets............................................            22,003
                                                                                          -----------------
     Total current assets...............................................................           677,458
Property and equipment, net.............................................................           367,555
Other assets -
   Deferred financing costs.............................................................           215,475
   Other assets.........................................................................             2,460
                                                                                          -----------------
     Total other assets.................................................................           217,935
                                                                                          -----------------
       Total assets.....................................................................  $      1,262,948
                                                                                          =================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
   Accounts payable and accrued expenses................................................  $        101,087
   Note payable.........................................................................           133,375
   Line of credit, bank.................................................................           132,560
   Customer deposits....................................................................             2,152
                                                                                          -----------------
     Total current liabilities..........................................................           369,174
Other liabilities -
   Long term debt.......................................................................           845,000
                                                                                          -----------------
     Total liabilities..................................................................         1,214,174
                                                                                          -----------------
Commitments and contingencies
Stockholders' equity -
   Common stock, par value $0.10 per share, 10,000,000 shares authorized, 7,501,510
     shares issued and outstanding......................................................           750,151
   Additional paid in capital...........................................................         3,486,980
   Accumulated deficit..................................................................        (4,188,357)
                                                                                          -----------------
     Total stockholders' equity.........................................................            48,774
                                                                                          -----------------
       Total liabilities and stockholders' equity.......................................  $      1,262,948
                                                                                          =================

              The accompanying notes are an integral part of these consolidated financial statements


                                    WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the Years Ended December 31, 2003 and 2002

                                                                                        2003              2002
-------------------------------------------------------------------------------------------------    --------------

Net sales.......................................................................    $  1,689,752     $   1,959,210
Costs of sales..................................................................         548,362           534,548
                                                                                    -------------    --------------
Gross profit                                                                           1,141,390         1,424,662
Operating expenses..............................................................       2,052,306         1,845,805
Impairment of customer list.....................................................         174,782                --
                                                                                    -------------    --------------
   Operating loss...............................................................      (1,085,698)         (421,143)
Interest expense, net...........................................................        (123,762)          (14,706)
                                                                                    -------------    --------------
   Loss before extraordinary item...............................................      (1,209,460)         (435,849)
Extraordinary item..............................................................              --           158,690
     Net loss...................................................................    $ (1,209,460)    $    (277,159)
                                                                                    =============    ==============

Per Share Information:
   Basic and diluted net loss before extraordinary item.........................    $      (0.16)            (0.07)
   Extraordinary item...........................................................              --              0.03
                                                                                    -------------    --------------
Basic and diluted net loss per common share.....................................    $     ( 0.16)    $       (0.04)
                                                                                    =============    ==============
Weighted average number of common shares outstanding............................       7,501,510         6,297,887
                                                                                    =============    ==============


               The accompanying notes are an integral part of these consolidated  financial statements



                                    WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   For the Years Ended December 31, 2003 and 2002


                                                Common Stock
                                        -----------------------------    Additional      Accumulated
                                            Shares         Amount      Paid-In Capital     Deficit        Total
                                        -------------  --------------  --------------- ------------- ---------------

BALANCE - January 1, 2002.............      2,634,500  $    263,450    $  1,851,167   $ (2,701,738)  $    (587,121)

Sale of common stock..................        407,660        40,766         233,009             --         273,775
Accrued wages contributed pursuant
  to merger (see Note 1)..............             --            --         304,025             --         304,025
Common stock issued as payment of
  accrued salaries....................         26,800         2,680          54,172             --          56,852
Common stock issued for the
   acquisition of American
   Data Source, Inc...................      1,839,840       183,984         310,933             --         494,917
Outstanding common stock of Walker
  International Industries, Inc.......      2,282,710       228,271         385,778             --         614,049
Common stock issued for services......        310,000        31,000          39,000             --          70,000
Net loss..............................             --            --              --       (277,159)       (277,159)
                                        -------------  --------------  -------------  -------------  --------------
BALANCE - December 31, 2002...........      7,501,510  $    750,151    $  3,178,084   $ (2,978,897)  $     949,338
                                        -------------  --------------  -------------  -------------  --------------

Issuance of warrants to placement
   agent upon execution of letter of
   intent to conduct private placement             --  $         --    $      5,700   $         --   $       5,700
Issuance of bridge warrants to finder.             --            --          13,300             --          13,300
Issuance of bridge warrants to bridge
   note purchaser.....................             --            --           9,500             --           9,500
Issuance of warrants in consideration
   of extension of note payable.......             --            --          38,067             --          38,067
Repricing of warrants previously
   issued to holder of note payable...             --            --          20,704             --          20,704
Issuance of warrants to consultant....             --            --         116,000             --         116,000
Issuance of warrants to placement
   agent..............................             --            --         105,625             --         105,625
Net loss..............................             --            --              --     (1,209,460)     (1,209,460)
                                        -------------  --------------  -------------  -------------  --------------
BALANCE - December 31, 2003...........      7,501,510  $    750,151    $  3,486,980   $ (4,188,357)  $      48,774
                                        =============  ==============  =============  ============   ==============

               The accompanying notes are an integral part of these consolidated financial statements

                                    WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Years Ended December 31, 2003 and 2002


                                                                                       2003              2002
-------------------------------------------------------------------------------------------------  ----------------
Cash Flows From Operating Activities:
Net loss.....................................................................     $   (1,209,460)  $      (277,159)
                                                                                  ---------------  ----------------
Adjustments to reconcile net loss to net cash used in operating activities -
   Extraordinary item........................................................                 --          (158,690)
   Loss on impairment of customer list.......................................            174,782                --
   Stock-based compensation..................................................            116,000            70,000
   Depreciation and amortization.............................................            202,078           145,418
   Interest-deferred financing costs.........................................            112,271                --
   Accrued interest..........................................................              8,250            19,260
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................             94,035            19,706
     Inventories.............................................................              6,628            12,987
     Prepaid expense and other current assets................................             27,084            67,187
     Customer deposits.......................................................             (4,545)            6,697
     Other assets............................................................                 --            14,085
     Accounts payable and accrued expenses...................................            (64,184)         (105,429)
                                                                                  ---------------  ----------------
       Total adjustments.....................................................            672,399            91,221
                                                                                  ---------------  ----------------
       Net cash used in operating activities.................................           (537,061)         (185,938)
                                                                                  ---------------  ----------------

Cash Flows From Investing Activities:
Net cash received in merger transaction, net of $380,000 cash paid...........                 --           472,209
Purchase of property and equipment...........................................            (24,835)          (81,021)
                                                                                  ---------------  ----------------
     Net cash (used in) provided by investing activities.....................            (24,835)          391,188
                                                                                  --------------   ----------------

Cash Flows From Financing Activities:
Principal repayment of notes payable.........................................            (50,000)         (175,000)
Net proceeds from line of credit, bank.......................................            132,560                --
Net proceeds from long-term debt.............................................            570,150            80,000
Net proceeds from bridge note................................................            140,000                --
Proceeds from sale of common stock...........................................                 --           273,775
Repayment of due to stockholder..............................................                 --           (17,100)
                                                                                  ---------------  ----------------
Net cash provided by financing activities....................................            792,710           161,675
                                                                                  ---------------  ----------------

Net increase in cash and cash equivalents....................................            230,814           366,925
Cash and cash equivalents - beginning........................................            366,925                --
                                                                                  ---------------  ----------------
Cash and cash equivalents - ending...........................................     $      597,739   $       366,925
                                                                                  ===============  ================


Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for -
   Interest..................................................................     $       45,913   $         9,450
                                                                                  ===============  ================
   Taxes.....................................................................     $       15,160   $           300
                                                                                  ===============  ================

               The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

Note 1 - Merger and Organization of Entities

On March 19, 2002, effective as of March 1, 2002, Walker Financial Corporation (formerly known as Walker International Industries, Inc.) and subsidiaries ("Walker") (which, until February 2004, through its wholly-owned subsidiary, Kelly Color, Inc. ("Kelly Color"), operated in the film processing industry ) acquired all of the issued and outstanding common stock of American DataSource, Inc. ("ADS") and National Preplanning, Inc. ("NPI") through a series of simultaneous mergers. As discussed in Note 16, Kelly Color discontinued operations in February 2004

In the merger with ADS, Walker issued to James N. Lucas, Sr., the sole stockholder of ADS, 1,839,840 shares of common stock, and $325,000 in cash. In addition, the Company issued 18% subordinated promissory notes to the sole stockholder of ADS and his assignees in the aggregate principal amount of $500,000 due November 30, 2002. These notes were held in escrow pending the completion of a certain acquisition (as defined). The acquisition was not completed by September 30, 2002, and accordingly the notes were canceled. ADS provides trust administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery trust accounts.

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

         American DataSource, Inc.
         Number of shares of common stock issued............          183,984
         Per share fair value of stock issued...............  $          2.69
                                                              ---------------
         Fair value of common stock ........................  $       494,917
         Cash ..............................................          325,000
                                                              ---------------
              Total purchase price..........................  $       819,917
                                                              ===============

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)

              Fair value of net assets acquired -
                  Current assets.............................................   $      293,446
                  Property and equipment.....................................          401,933
                  Intangibles - customer list................................          371,597
                  Liabilities assumed........................................         (247,059)
                                                                                ---------------
                      Fair value of net assets acquired..........................................  $       819,917
                                                                                                   ================

         Walker Financial Corporation
         Number of shares of common stock outstanding [i]........................................          228,271
         Per share fair value of stock outstanding...............................................  $          2.69
                                                                                                   ----------------
         Fair value of common stock..............................................................  $       614,049
         Merger costs ...........................................................................           55,000
                                                                                                 -----------------
              Total purchase price...............................................................  $       669,049
                                                                                                   ================

              Fair value of net assets acquired -
                  Current assets.............................................   $      866,110
                  Property and equipment [ii]................................               --
                  Other assets [ii]..........................................               --
                  Liabilities assumed........................................          (38,371)
                                                                                ---------------
                      Fair value of net identifiable assets acquired.............................  $       827,739
                      Negative goodwill [iii]....................................................         (158,690)
                                                                                                   ----------------
                                                                                                   $       669,049

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

The pro forma unaudited condensed consolidated results of operations for the year ended December 31, 2002, as if the mergers occurred on January 1, 2002, are as follows:

Net sales....................................................................................    $       2,319,757
Cost of sales................................................................................              655,840
                                                                                                 ------------------
   Gross profit..............................................................................            1,663,917
Operating expenses...........................................................................            2,112,013
                                                                                                 -----------------
   Operating loss............................................................................             (448,096)
Extraordinary item...........................................................................              158,690
                                                                                                 ------------------
   Net loss..................................................................................    $        (289,406)
                                                                                                 ==================

Basic and diluted net income per common share................................................    $           (0.04)
                                                                                                 ==================

Weighted average number of common shares outstanding.........................................            6,975,570
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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)

In November 2002, Walker changed its name from Walker International Industries, Inc to Walker Financial Corporation.

In December 2002, the Company effectuated a stock dividend, whereby for each one share of common stock held nine additional shares and were issued as a dividend. The dividend has been deemed to be a significant stock dividend and pursuant to applicable to Delaware state law the stock dividend was accounted for as in a manner similar to a stock split. As a result of the stock dividend, the Company has issued approximately 6.7 million shares of common stock. All share information have been retroactively restated to January 1, 2001.

In December 2003, Stewart Enterprises, Inc., the third largest operator of funeral homes in the United States, granted NPI exclusive marketing rights to conduct pre-arrangement sales to members of certain affinity groups within a number of jurisdictions in the states of California and Florida.

Note 2 - Management's Liquidity Plan

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations (the "Kelly property"), as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise addition capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of the sale of the Kelly property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. There can be no assurance that the Company will be successful in any of its plans as discussed in this paragraph. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to curtail some of its operations and possible future acquisitions.

Note 3 - Significant Accounting Policies

Nature of Business and Principles of Consolidation
--------------------------------------------------

Commencing March 1, 2002, the Company began classifying its operations into two business segments. ADS provides administrative services to independent funeral homes, state Master Trust and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts. NPI plans to sell pre-arranged death care plans as a voluntary benefit to corporations, unions and affinity groups, and represents independent funeral homes in marketing the sale of pre-arranged funerals. During the years ended December 31, 2002 NPI did not generate any revenues.

Kelly Color operates a non-digital photographic development laboratory to the photographic profession. In February 2004, the Company sold certain assets of Kelly Color (see Note 16) and have discontinued operating in the non-digital photographic development.

The consolidated financial statements include the accounts of Walker and its wholly-owned subsidiaries NPI, Kelly Color, and ADS collectively referred to as the ("Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

Administrative Services
Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)


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

Software Development Costs
--------------------------

The Company capitalizes software development costs from the point in time when technological feasibility has been established until the computer software product is available for use. The annual amortization of the capitalized amounts will be the greater of the ratio of the current revenue to total projected revenue for a product, or the straight-line method, and is applied over periods ranging up to five years. The Company performs periodic reviews to ensure that unamortized costs remain recoverable through the generation of future revenues.

Website Development Costs
-------------------------

Website development costs consist principally of outside consultants and related expenses. The Company follows the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Website Development Costs," which provides guidance in accounting for costs incurred to develop a website. The Company's website is being continually changed on a regular basis as the business model continues to evolve. Accordingly, due to the uncertainty of the Company's future product, these costs are expensed as incurred and are included in website development costs in the accompanying financial statements.

Research and Development
------------------------

Research and development costs are charged to expense as incurred.

Stock Options and Similar Equity Instruments
--------------------------------------------

At December 31, 2003, the Company had a Equity Incentive Plan, which is described more fully in Note 13. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                                                                                    Years Ended December 31,
                                                                                    2003                2002
-----------------------------------------------------------------------------------------------  ------------------
Net loss as reported.....................................................    $      (1,209,460)  $        (277,159)
Deduct:  Total stock-based employee compensation expense determined
   under fair value-based method for all awards, net of related tax effect              (8,005)             (2,832)
                                                                             ------------------  ------------------
Pro forma (loss).........................................................    $      (1,217,465)  $        (279,991)
                                                                             ==================  ==================
Basic and diluted net loss per share as reported.........................    $           (0.16)  $           (0.04)
                                                                             ==================  ==================
Basic and diluted pro forma net loss per share...........................    $           (0.16)  $           (0.04)
                                                                             ==================  ==================

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)


The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                   Years Ended December 31,
                                             --------------------------------
                                                  2003               2002
                                             ---------------  ---------------
Expected life (years)......................       5 Years          10 Years
Interest rate..............................         5.09%             5.40%
Annual rate of dividends...................         0.00%             0.00%

Loss Per Share
--------------

The Company adopted the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), which requires the presentation of basic and diluted earnings per share ( "EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the shares issued in the NPI merger transaction on the Company has been given retroactive application in the earnings per share calculation. All of the Company's outstanding warrants to purchase 1,009,904 shares of the Company's common stock at December 31, 2003 and 178,021 shares of the Company's common stock at December 31, 2002 are not reflected in diluted earnings per share because their effect would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising costs were $18,922 and $14,767 for the years ended December 31, 2003 and 2002, respectively.

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)


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

At December 31, 2003, the Company has net operating loss carryforwards of approximately $3,800,000 which expire through 2022. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 2003, the deferred tax asset of approximately $1,300,000 has been offset by a valuation allowance of $1,300,000, which increased by $300,000 in 2003.

New Accounting Pronouncements
-----------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued and modified after December 31, 2002, and adoption of the disclosure requirements were effective for the Company beginning with the quarter ended March 31, 2003. The adoption of FIN 45 did not have a material impact on the Company's financial position and results of operations.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SB's), must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company implemented this standard effective January 1, 2003 with no material impact to the Company's financial statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is effective for contracts entered into or modified after June 30, 2003. SFAS 149 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Company's financial statements has not been significant.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the begriming of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

Intangibles
-----------

Intangibles consist of a customer list obtained in the merger with ADS. The customer list was recorded at its estimated fair value at the merger date and is being amortized using the greater of the income forecast method or straight-line method over its estimated useful life of three years. Amortization expense for the year ended December 31, 2003 and 2002 was approximately $93,000 and $104,000, respectively.

The customer list consisted of one customer. During the fourth quarter 2003 the Company ceased doing business with the customer and wrote down the asset to $0. Accordingly the Company recorded an impairment charge of approximately $175,000.

Reclassifications
-----------------

Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported income.

Note 4 - Inventories

Inventories consist of the following at December 31, 2003:

                                                                  2003
                                                           ------------------
Raw materials..........................................    $          25,690
Work-in-process........................................                1,008
                                                           ------------------
                                                           $          26,698
                                                           ==================

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)


Note 5 - Property and Equipment

Property and equipment consists of the following as of December 31, 2003:

                                                                   Estimated
                                                 2003             Useful Life
                                          ------------------  ------------------
Equipment................................ $          72,372        3-5 years
Developed software.......................           432,938        3-5 years
Leasehold improvements...................            21,357         5 years
                                          ------------------
                                                    526,667
Less: accumulated depreciation...........          (159,112)
                                          ------------------
Property and equipment, net.............. $         367,555
                                          ==================

Depreciation and amortization expense for the years ended December 31, 2003 was $109,179.

Note 6 - Line of Credit, Bank

In July 2002, the Company entered into a new credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. There was $132,560 outstanding under the Line of Credit as of December 31, 2003. The Line of Credit is collateralized by a building owned by the Company that is located in North Carolina.

Note 7 - Note Payable and Accrued Interest

On March 15, 2000, NPI obtained a $150,000 loan and issued a $150,000 note payable with interest due at 6% per annum. Interest and principal was originally due on June 14, 2001 (which was subsequently extended to June 30, 2002 and, thereafter, to June 30, 2003). In connection with such loan, NPI issued a warrant that, as a result of the NPI merger, entitled the lender to purchase 71,450 shares of the Company's common stock with an exercise price of $3.32. The Company estimated that the warrant had a fair value of $66,000 using the Black-Scholes option pricing model. Accordingly, the amount was recorded as a deferred debt discount and will accrete the discount over the life of the note.

In exchange for the extension of the due date to June 30, 2002, the Company agreed to reduce the exercise price from $3.22 to $0.25, resulting in an increase to the fair value of warrant of $27,360, which accreted to interest expense through June 30, 2002

On June 30, 2003, the Company granted the note holder an additional warrants to purchase 128,550 shares of the Company's common stock and re-priced existing warrants to purchase an additional 71,450 shares of the Company's common stock previously issued to the holder, all in connection with the holder's agreement not to demand repayment of such indebtedness prior to November 1, 2003. The newly issued warrants and the re-priced warrants entitle the holder to purchase one share of the Company's common stock per warrant at any time prior to March 15, 2006 at a purchase price of $0.15 per share. The estimated fair value of the newly issued warrants is $38,067, using the Black-Scholes option-pricing model. The estimated fair value of the re-priced warrants is $20,704, using the Black-Scholes option-pricing model. These warrants have been recorded as additional deferred debt discount and interest will accrete over the extended life of the long-term debt. Interest expense accreted during the year ended December 31, 2003 was $58,771. As of December 31, 2003, the balance due under this note was $133,375, including accrued interest.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)


On March 1, 2004, the Company began repayment of this note under a repayment plan calling for payments as follows:

Due Date                                                   Amount
--------                                                   ------
March 1, 2004........................................... $ 10,000
April 1, 2004...........................................   15,000
May 1, 2004.............................................   20,000

Beginning June 1, 2004, the repayment plan requires minimum monthly payments of $10,000 until the entire note is repaid in full, which is scheduled to occur on March 1, 2005.

Note 8 - Bridge Note

On July 25, 2003, the Company issued to one individual a 11% Secured Subordinated Promissory Note in the principal amount of $165,000 (the "Bridge Note") and five year warrants (the "Bridge Warrants") to purchase 25,000 shares of Common Stock at an exercise price of $0.28 per share. The estimated fair value of the Bridge Warrants is $9,500, using the Black-Scholes option-pricing model. The fair value of the Bridge Warrants has been recorded as a deferred debt discount and interest will accrete over the life of the Bridge Note. The Bridge Note has a maturity date of January 2, 2005 and is secured by all of the assets of the Company, senior to all other debt of the Company other than the mortgage collateralizing the Line of Credit. The Company received gross proceeds of $165,000 in connection with the issuance of the Bridge Note and paid a finder's fee to a registered broker-dealer of $21,450 and the issuance of additional warrants (the "Finder's Bridge Warrants") to purchase 35,000 shares of Common Stock at an exercise price of $0.28 per share. The estimated fair value of the Finder's Bridge Warrants is $13,300, using the Black-Scholes option-pricing model. The fair value of the Finder's Bridge Warrants has been recorded as a deferred financing cost and will be amortized over the life of the Bridge Note. The Company incurred other costs related to the issuance of the Bridge Note, Bridge Warrants and Finder's Bridge Warrants aggregating to approximately $11,000. The holder of the bridge note participated in the Company's private placement discussed in Note 11 to these consolidated financial statements and the principal amount of the bridge note was utilized by the holder to purchase a new note in the private placement. Accordingly, the Company expensed the remaining deferred financing costs at the date of surrender of the Bridge Note for the new note issued pursuant to the private placement.

Note 9 - Issuance of Warrants and Option

During the year ended December 31, 2003, the Company issued warrants and an option as follows:

o The Company ratified the issuance, as of November 25, 2002, of 31,463 warrants to a consultant for services rendered. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to November 25, 2005 at a purchase price of $0.30 per share.

o The Company issued 400,000 warrants in connection with the retention of an investor relations consultant. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to October 1, 2008 at a purchase price of $0.28 per share. The estimated fair value of these warrants is $116,000, using the Black-Scholes option-pricing model. In December 2003, the Company terminated its relationship with this consultant. Accordingly, the Company recorded $116,000 of consulting expense at December 31, 2003.

o The Company issued 15,000 warrants in connection with the retention of a registered broker-dealer to act as placement agent (the "Placement Agent") for the private placement of Company securities discussed in Note 11 to these consolidated financial statements. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to June 13, 2008 at a purchase price of $0.28 per share. The estimated fair value of these warrants is $5,700, using the Black-Scholes option-pricing model. The estimated fair value of these warrants has been recorded as a deferred financing cost and will be amortized over the life of the Bridge Note. The Company is required to issue additional warrants to the Placement Agent upon the successful completion of the private placement.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)

o The Company issued a total of 60,000 Bridge Warrants in connection with the sale of the Bridge Note discussed in Note 9 to these consolidated financial statements. The Placement Agent received 35,000 Bridge Warrants as the finder's fee in connection with the sale of the Bridge Note. Each Bridge Warrant entitles its holder to purchase one share of Common Stock at any time prior to July 25, 2008 at a purchase price of $0.28 per share.

o The Company granted, under the Company's 2002 Equity Incentive Plan, an employee an option to purchase 25,000 shares of Common Stock at any time prior to October 2, 2008 at a purchase price of $0.30 per share.

Note 10 - Related Party Transactions

Due to Stockholders
-------------------

This balance represents advances made by two individuals that are stockholders of the Company (one is also an officer), which are non-interest bearing and have no definitive repayment terms.

Due from Affiliate
------------------

This balance represents an advance made to an affiliate of the Company, which is non-interest-bearing and is due on demand.

Note 11 - Long-Term Debt

In December 2003, the Company issued in aggregate $845,00010% Senior Subordinate Secured Convertible Promissory Notes (each, a "10% Note") of the Company in a private placement. The Company received net proceeds in the amount of $570,150, after payment of the placement agent's commission and non-accountable expense allowance and other expenses of the private placement. Each 10% Note shall bear interest at the rate of 10% per annum, payable semi-annually, and mature in December 2006. The 10% Notes shall be secured by a security interest in all of the assets of the Company. The 10% Notes may be pre-paid, in whole or part, at any time, at the sole discretion of the Company and shall be subject to mandatory re-payment upon the occurrence of specified events (as defined). Each record holder of a 10% Note shall have the right to convert all or any portion of the amount outstanding under the 10% Note into Common Stock at a conversion price (subject to adjustment) of $0.71 per share through the second anniversary of the closing date or $1.25 thereafter. In addition, the outstanding amount of the 10% Notes shall be subject to automatic conversion, at the conversion price then in effect, if the market price of the Common Stock equals or exceeds $3.00 for any twenty consecutive trading days and certain other conditions are then in effect.

The placement agent received a cash commission of $86,500 and a non-accountable expense allowance of $18,400 in connection with its private placement services. In addition, the Company issued to the placement agent warrants to purchase 264,063 shares of the Company's common stock. Each of these warrants entitles its holder to purchase one share of Common Stock at an exercise price of $0.28 per share. These warrants shall be exercisable through the third anniversary of the private placement closing date. The estimated fair value of these warrants is $105,625 using the Black-Scholes option-pricing model. The estimated fair value of these warrants along with the cash fee and non-accountable expense allowance has been recorded as a deferred financing cost and will be amortized over the life of the 10% Notes.

Each of the holders of the 10% Notes have been granted certain registration rights that required the Company, within one month following the initial sale and issuance of the 10% Notes to file a registration statement under the Securities Act registering for resale the shares of the Company's common stock issuable upon conversion of the holder's 10% Note. The Company further is required to use its best efforts to cause such registration statement to become

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)

effective within five months following the initial sale and issuance of the 10% Notes. In the event that the registration statement has not been declared effective within five months following the initial sale and issuance of the 10% Notes, or the effectiveness of the registration statement is thereafter suspended for a period in excess of two months, in either case, due to the Company not having used its commercially best efforts, the Company shall pay a monthly penalty to each holder of a 10% Note equal to 1.5% of the average outstanding principal amount of the 10% Note for the immediately preceding month. The Company is required to keep such registration statement effective for a nine-month period. In addition to such required registration, the Company also has granted the holders of the 10% Notes one demand and an unlimited number of piggyback registration rights, exercisable through the fifth anniversary of the initial sale and issuance of the 10% Notes. The initial sale and issuance of the 10% Notes occurred on December 5, 2003. As of March 10, 2004, the Company has not filed any registration statement as contemplated by the registration rights granted to the holders of the 10% Notes.

Note 12 - Economic Dependency

Major Customer
--------------

During the year ended December 31, 2003 and 2002, the Company had sales of $800,123 (48%) and $855,197 (44%), respectively to one customer. At December 31, 2003 and 2002, respectively, approximately $0 and $78,000, respectively was due from this customer and included accounts receivable. During the fourth quarter of the year ended December 31, 2003 this customer ceased doing business with the Company.

Note 13 - Commitment and Contingencies

Litigation
----------

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

Commitments
-----------

The Company has entered into an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, the Company will pay Mr. Segal an annual base salary of $200,000 for 2003, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors.

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

Mr. Walker's employment agreement provides for him to be paid his salary:

o    for a two year period following his termination due to a disability and

o for the entire remaining employment term in the event his termination is otherwise than for cause or disability; provided that, if the termination is due to a failure to pay Mr. Walker his compensation otherwise payable under the employment agreement, then the rate of compensation shall be

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)

o    in the seventh year, 150% of his salary at the time of termination,

o    in the eighth year, 200% of his salary at the time of termination,

o    in the ninth year, 250% of his salary at the time of termination, and

o    in the tenth year, 300% of his salary at the time of termination.

Operating Lease Arrangements
----------------------------

On May 8, 2002, ADS entered into a non-cancelable operating lease for its facilities located in Houston, Texas expiring in June 2005.

Walker leases office space under a non-cancelable operating lease expiring in May 2004.

Future minimum rental payments under the above non-cancelable operating leases as of December 31, 2003 are as follows:

                                            Year Ending
                                            December 31,            Amount
                                           -------------        --------------
                                               2004             $      110,000
                                               2005                     54,000
                                                                --------------
                                                                $      164,000

Rental expense for the years ended December 31, 2003 and 2002 was approximately $102,000 and $77,000, respectively.

Note 14 - Equity Incentive Plan

On September 18, 2002, the stockholders of the Company approved the 2002 Equity Incentive Plan. The plan reserves 70,000 shares of common stock for issuance under the Plan. The types of Awards that may be granted under the Plan include one or more of the following types, either alone or in any combination thereof:

o      Options;
o      Stock Appreciation Rights;
o      Restricted Stock;
o      Performance Grants;
o      Stock Bonuses; and
o any other type of Award deemed by the Committee to be consistent with the purposes of the Plan (including, but not limited to, Awards of or options or similar rights granted with respect to unbundled stock units or components thereof, and Awards to be made to participants who are foreign nationals or are employed or performing services outside the United States).

At December 31, 2002 the Company issued ten year options to purchase 7,150 shares of common stock at fair market value at the date of grant to an outside director of the Company. Such options are exercisable at the date of grant. On January 1, 2003, the Company issued a ten year options to purchase 7,150 shares of common stock at fair market value at the date of grant to an outside director of the Company. Such options are exercisable at the date of grant.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002
                                   (Continued)


Note 15 - Segment Reporting

As discussed in Note 3, the Company began classifying its operations into two business segments: (a) the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-need funeral and cemetery accounts and (b) film processing. Information concerning the Company's business segments is as follows:


                                                                         Segment
                                                          -------------------------------------
                                                                 (a)                 (b)                Total
                                                          -----------------  ------------------  ------------------
Year Ended December 31, 2003
----------------------------
Revenue..............................................     $      1,025,426   $         664,326   $       1,689,752
                                                          =================  ==================  ==================
Operating loss.......................................     $       (898,066)  $        (187,632)  $      (1,085,698)
                                                          =================  ==================  ==================
Net loss.............................................     $     (1,021,968)  $       (187,492))  $      (1,209,460)
                                                          =================  ==================  ==================

Year Ended December 31, 2002
----------------------------
Revenue..............................................     $      1,171,282   $         787,928   $       1,959,210
                                                          =================  ==================  ==================
Operating loss.......................................     $       (383,855)  $         (37,288)  $        (421,143)
                                                          =================  ==================  ==================
Net loss before extraordinary item...................     $       (400,614)  $         (35,235)  $        (435,849)
                                                          =================  ==================  ==================

Total identifiable assets at December 31, 2003.......     $      1,174,351   $          88,597   $       1,262,948
                                                          =================  ==================  ==================

Note 16 - Subsequent Event

Discontinued Operations (Unaudited)
-----------------------

As discussed in Note 2 to these financial statements, subsequent to December 31, 2003, the Company discontinued the operations of Kelly Color in February 2004 and sold certain of the assets of Kelly Color ("Kelly Assets") for an aggregate purchase price of $12,500 in cash. With the sale of the Kelly Assets the Company will discontinue to operate in the non-digital photographic development segment. Accordingly, the Company will report Kelly Color as discontinued operations effective January 1, 2004. Any remaining assets and liabilities of Kelly Color will be shown as assets and liabilities of discontinued operations until such assets are and liabilities are either sold or otherwise disposed of.

Pro forma financial information as if Kelly Color were shown as discontinued operations for all periods presented is shown below:

                                                                                           (Unaudited)
                                                                                    2003                2002
                                                                             ------------------  ------------------
Net revenues.............................................................    $       1,025,426   $       1,171,282
Costs of revenues........................................................                   --                  --
                                                                             ------------------  ------------------
   Gross profit..........................................................            1,025,426           1,171,282
Operating expenses.......................................................            1,748,711           1,555,137
Impairment of customer list..............................................             (174,782)                 --
                                                                             ------------------  ------------------
   Operating loss........................................................             (898,067)           (383,855)
Interest expense, net....................................................             (123,902)            (16,759)
                                                                             ------------------  ------------------
   Loss before extraordinary item........................................           (1,021,969)           (400,614)
Discontinued operations..................................................             (187,491)            123,455
                                                                             ------------------  ------------------
   Net loss as reported..................................................    $      (1,209,460)  $        (277,159)
                                                                             ==================  ==================
Basic and diluted net loss per common share..............................
Weighted average number of common shares outstanding.....................            7,501,514           6,297,887
                                                                             ==================  ==================
Pro forma loss per common share..........................................                (0.14)              (0.06)
Discontinued operations..................................................                (0.02)               0.02
                                                                             ------------------  ------------------
                                                                             $           (0.16)  $           (0.04)
                                                                             ==================  ==================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2004                      Walker Financial Corporation


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



         /s/ James N. Lucas, Sr.            Chairman of the Board of Directors                     April 13, 2004
----------------------------------------
           James N. Lucas, Sr.


          /s/ Mitchell S. Segal             President, Chief Executive Officer, Chief Financial    April 13, 2004
----------------------------------------    Officer and Director (Principal Executive, Financial
            Mitchell S. Segal               and Accounting Officer) and Director


            /s/ James Metzger               Director                                               April 13, 2004
----------------------------------------
              James Metzger


            /s/ Peter Walker                Director                                               April 13, 2004
----------------------------------------
              Peter Walker

                          Walker Financial Corporation

                          ANNUAL REPORT ON FORM 10-KSB
                       Fiscal Year Ended December 31, 2003

                                  EXHIBIT INDEX
  Exhibit
  Number   Description
  -------  -----------
    3.1 Amended and Restated Certificate of Incorporation. [Incorporated by reference to exhibit 3.1 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.]
    3.2 By-Laws of Walker Color, Inc. [Incorporated by reference to exhibit 3(b) to the registrant's Registration statement on Form S-1
           (File No.: 2-3000002).]
   10.1 Form of warrant certificate evidencing warrants to purchase an aggregate of 60,000 shares of our common stock issued on July 25, 2003.
   10.2 Form of 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003.
   10.3 Security Agreement, dated as of December 5, 2003, among the Company, the original holders of our 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003 and Strasbourger Pearson Tulcin Wolff, Incorporated, as agent for such holders.
   10.4 Form of warrant certificate evidencing warrants to purchase 264,063 shares of our common stock issued to Strasbourger Pearson Tulcin Wolff, Incorporated, in its capacity as placement agent for the private placement of our 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003.
   14.1    Code of ethics.
   21.1    List of our subsidiaries.
   31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.
   32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.