Form 10QSB
period 2004-03-31
WALKER FINANCIAL CORP
filed 2004-05-24
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2004

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 7,651,510 shares of the registrant's common stock, par value $.10 per share, outstanding as of May 12, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                          WALKER FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2004..................................        3
   Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
     Ended March 31, 2004 and 2003........................................................................        4
   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
     Ended March 31, 2004 and 2003........................................................................        5
   Notes to Condensed Consolidated Financial Statements...................................................        6
Item 2.  Management's Discussion and Analysis or Plan of Operation........................................       10
Item 3. Controls and Procedures...........................................................................       13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................................................       14
Item 2.  Changes in Securities............................................................................       14
Item 3.  Defaults Upon Senior Securities..................................................................       14
Item 4.  Submission of Matters to a Vote of Security Holders..............................................       14
Item 5.  Other Information................................................................................       14
Item 6.  Exhibits and Reports on Form 8-K.................................................................       14

Signatures................................................................................................       15

Exhibit Index.............................................................................................       16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                                      March 31,
                                                                                                        2004
                                                                                                 -----------------
                                                       ASSETS
Current assets -
   Cash and cash equivalents...................................................................  $         277,371
   Accounts receivable.........................................................................             31,079
   Discontinued assets.........................................................................             31,936
   Prepaid expenses and other current assets...................................................              8,256
                                                                                                 -----------------
     Total current assets......................................................................            348,642
                                                                                                 -----------------
Property and equipment, net....................................................................            320,892
Other assets...................................................................................            198,749
                                                                                                 -----------------
       Total assets............................................................................  $         868,283
                                                                                                 =================

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities -
   Accounts payable and accrued expenses.......................................................  $          59,590
   Discontinued liabilities....................................................................             24,923
   Line of credit, bank........................................................................            147,589
   Note payable and accrued interest...........................................................            125,300
                                                                                                 -----------------
     Total current liabilities.................................................................            357,402
                                                                                                 -----------------
Other liabilities -
   Long term debt..............................................................................            868,237
                                                                                                 -----------------
       Total liabilities.......................................................................          1,225,639
                                                                                                 -----------------
Stockholders' deficiency -
   Common stock, par value $.10 per share, 100,000,000 authorized, 7,501,510 shares issued
     and outstanding...........................................................................            750,151
   Additional paid-in capital..................................................................          3,486,980
   Accumulated deficit.........................................................................         (4,594,487)
                                                                                                 -----------------
       Total stockholders' deficiency..........................................................           (357,356)
                                                                                                 -----------------
       Total liabilities and stockholders' deficiency..........................................  $         868,283
                                                                                                 =================




            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             -------------------------------------
                                                                                    2004                2003
                                                                             -----------------   -----------------
Net sales..................................................................  $          50,000   $         332,604
Costs of sales.............................................................                 --                  --
                                                                             -----------------   -----------------
   Gross profit............................................................             50,000             332,604
Operating expenses.........................................................            373,770             562,230
                                                                             -----------------   -----------------
   Operating loss..........................................................           (323,770)           (229,626)
Interest expense...........................................................             27,004              (2,154)
                                                                             -----------------   -----------------
   Loss from continuing operations.........................................           (350,774)           (231,780)
Loss from discontinued operations..........................................            (55,356)               (362)
                                                                             -----------------   -----------------
   Net loss................................................................  $        (406,130)  $        (232,142)
                                                                             =================   =================
Per share data - basic and diluted
   Loss from continuing operations.........................................  $           (0.04)  $           (0.03)
   Loss from discontinued operations.......................................              (0.01)                 --
                                                                             -----------------   -----------------
     Net loss per common share.............................................  $           (0.05)  $           (0.03)
                                                                             =================   =================
   Weighted average number of common shares outstanding....................          7,501,510           7,501,510
                                                                             =================   =================


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             -------------------------------------
                                                                                    2004                2003
                                                                             -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................  $        (406,130)           (232,142)
Net loss from discontinued operations......................................             55,356                 362
                                                                             -----------------   -----------------
   Net loss from operations................................................           (350,774)          (231,780)
                                                                             -----------------   -----------------
Adjustments to reconcile net loss to net cash used in operating activities -
   Depreciation and amortization...........................................             44,791              57,546
   Accrued interest........................................................             25,162               2,250
   Accounts receivable, net................................................             (4,692)            (70,118)
   Prepaid expenses and other current assets...............................              3,496             (53,147)
   Customer deposits.......................................................                 --              (2,507)
   Accounts payable and accrued expenses...................................            (25,097)                 --
                                                                             -----------------   -----------------
     Total adjustments.....................................................             43,660             (65,976)
                                                                             -----------------   -----------------
       Net cash used in operating activities...............................           (307,114)           (297,756)
                                                                             -----------------   -----------------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
       Net cash provided by (used in) discontinued operations..............             47,186             (23,456)
                                                                             -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.........................................                 --             (10,199)
                                                                             -----------------   -----------------
       Net cash used in investing activities...............................                 --             (10,199)
                                                                             -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of notes payable.......................................            (10,000)                 --
Net proceeds from line of credit, bank.....................................             15,029              98,464
                                                                             -----------------   -----------------
       Net cash provided by financing activities...........................              5,029              98,464
                                                                             -----------------   -----------------
Net decrease in cash and cash equivalents..................................           (310,255)           (233,309)
Cash and cash equivalents - beginning......................................            587,626             366,925
                                                                             -----------------   -----------------
Cash and cash equivalents - ending.........................................  $         277,371   $         133,616
                                                                             =================   =================


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization
------------

On March 19, 2002, effective as of March 1, 2002, Walker Financial Corporation (formerly known as Walker International Industries, Inc.) and subsidiaries ("Walker") (which, until February 2004, through its wholly-owned subsidiary, Kelly Color, Inc. ("Kelly Color"), operated in the film processing industry ) acquired all of the issued and outstanding common stock of American DataSource, Inc. ("ADS") and National Preplanning, Inc. ("NPI") through a series of simultaneous mergers. As discussed in Note 6, Kelly Color discontinued operations in February 2004.

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

Basis of Presentation
---------------------

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2004 and for all periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - Management's Liquidity Plan


The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations (the "Kelly property"), as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of the sale of the Kelly property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. There can be no

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


assurance that the Company will be successful in any of its plans as discussed in this Note 2. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to curtail some of its operations and possible future acquisitions.


NOTE 3 - SELECTED SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share
--------------

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the shares issued in the NPI merger transaction on the Company has been given retroactive application in the earnings per share calculation. The Company's outstanding options, warrants and convertible securities, as set forth below, are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

                                                March 31,
                                      -----------------------------
                                         2004                2003
                                      ---------             -------
Options............................      25,000                  --
Warrants...........................   1,009,904             178,021
Convertible debt...................   1,222,869                  --
                                      ---------             -------
                                      2,257,773             178,021
                                      =========             =======

Stock Based Compensation
------------------------

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

At March 31, 2004, the Company had a Equity Incentive Plan, which is described more fully in Note 13. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                                                                                  Three Months Ended March 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             -----------------   ------------------
Net loss, as reported......................................................  $        (406,130)  $        (232,142)
Deduct:  Total stock-based employee compensation expense determined
   under fair value-based method for all awards, net of related tax effect.                 --                  --
                                                                             -----------------   ------------------
Pro forma loss.............................................................  $        (406,130)  $        (232,142)
                                                                             =================   =================
Basic and diluted net loss per share, as reported..........................  $           (0.05)  $           (0.03)
                                                                             =================   =================
Basic and diluted pro forma net loss per share.............................  $           (0.05)  $           (0.03)
                                                                             =================   =================

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)




New Accounting Pronouncements

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

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement on the Company's financial statements has not been significant.


NOTE 4 - LINE OF CREDIT, BANK

In July 2002, the Company entered into a new credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. There was $147,589 outstanding under the Line of Credit as of March 31, 2004. The Line of Credit is collateralized by a building owned by the Company that is located in North Carolina.


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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

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


NOTE 6 - SEGMENT REPORTING AND DISCONTINUED OPERATIONS

On February 4, 2004, the Company sold certain assets of Kelly Color and discontinued operating in the film processing segment. Accordingly, the Company currently operates in one segment, the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-arrangement funeral and cemetery accounts.

For all periods presented in these condensed consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At March 31, 2004, the discontinued assets and liabilities of Kelly Color are:

Assets -
         Cash......................................  $             904
         Prepaid expenses..........................             10,226
         Fixed assets..............................             20,806
                                                     -----------------
              Total assets.........................  $          31,936
                                                     =================

Liabilities -
         Accounts payable and accrued expenses.....  $          24,923
                                                     -----------------
              Total liabilities....................  $          24,923
                                                     =================

The results of discontinued operations for the three months ended March 31, 2004 and 2003 are:


                                                                                            March 31,
                                                                             -------------------------------------
                                                                                    2004                2003
                                                                             -----------------   -----------------
   Revenues................................................................  $          47,267   $         148,646
   Cost of revenues........................................................            (80,847)           (131,760)
   Operating expenses......................................................            (21,776)            (17,248)
                                                                             -----------------   -----------------
     Net loss..............................................................  $         (55,356)  $            (362)
                                                                             =================   =================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTORY COMMENT - TERMINOLOGY

Throughout this Quarterly Report on Form 10-QSB, the terms the "we," "us," "our" and "our company" refers to Walker Financial Corporation ("Walker") and, unless the context indicates otherwise, includes, on a consolidated basis, Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") and Kelly Color, Inc. ("Kelly Color").

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

FINANCIAL CONDITION AND LIQUIDITY

We had a working capital deficit of $8,760 at March 31, 2004, compared to working capital of $308,284 at December 31, 2003. The decrease in our working capital primarily is a result of our funding the negative cash flow that resulted from our operations.

Net cash used in operating activities was approximately $307,000 for the three months ended March 31, 2004, compared to net cash used in operating activities of $ 298,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, NPI generated no revenues. ADS was our sole source of revenues. NPI has begun to enter into strategic relationships with selling organizations for the sale of its funeral pre-arrangement affinity voluntary benefit product and has become a third party marketing organization for independent funeral homes located in the State of New Jersey. NPI expects to earn insurance commissions on the sale of pre-arrangements sold by these independent funeral homes. As a result of the expected revenues that NPI may receive in the second quarter of 2004, it has increased its employee and sales and marketing costs greatly in excess of what its costs were for the quarter ended March 31, 2003. ADS experienced diminishing sales for the quarter ended March 31, 2004, compared with its revenues for the quarter ended March 31, 2003. ADS experienced declining sales due to the loss of its largest client which accounted for a large portion of its revenues. Additionally, we ceased operating our Kelly Color subsidiary during the quarter ended March 31, 2004. For the three months ended March 31, 2003, the operations of Walker and ADS generated revenues sufficient us to pay for a large portion of our operating expenses.

Net cash used in investing activities was zero for the three months ended March 31, 2004, as compared with $10,000 of net cash used in our investing activities for the three months ended March 31, 2003 for the purchase of property and equipment. There were no cash flows generated by investing activities of NPI during the three months ended March 31, 2004.

Net cash provided by financing activities was approximately $5,000 for the three months ended March 31, 2004, resulting from borrowings on our line of credit which is secured by the Kelly color building less principal payments made for the repayment of notes payable. Net cash provided by financing activities was approximately $98,000 for the quarter ended March 31, 2003 resulting from borrowings on the line of credit.

As a result of these activities, our cash and cash equivalents decreased to $277,371 at March 31, 2004 from $587,626 at December 31, 2003.

PLAN OF OPERATIONS

We intend to become a leading financial services company operating in the death care industry and seek to become involved in distribution and marketing of various products as employee and voluntary benefits outside of the death care industry. NPI has begun to market and sell pre-arrangements of death care as a voluntary benefit to corporations, unions and affinity groups as well as market and sell final expense insurance through a network of independent life agents that primarily sell to seniors. NPI additionally has commenced operations as a third party marketer helping independent funeral homes market pre-arrangements in the state of New Jersey. NPI has entered into licensing arrangements with five funeral homes and is in discussions with eight other funeral homes. Through ADS, we intend to seek to increase the amount of pre-arrangement trust dollars currently under our administration. Our Kelly Color subsidiary, a non-digital photographic development laboratory to the photographic profession, ceased operations in February 2004 as a result of declining sales due to the advent and popularity of digital photography. We sold certain of the Kelly Color assets and are seeking to sell the real estate at which Kelly Color formerly conducted its operations.

NPI, which was primarily in a development stage during 2002, began to achieve operating results by positioning itself as one of the first movers and leaders in the sale of funeral pre-arrangements as a voluntary benefit product to be sold to affinity organizations such as union, corporations, associations and other affinity groups. On December 10, 2003, NPI entered into a Third Party Sales and Marketing Agreement with Stewart Enterprises, Inc., the third largest funeral home operator in the country. This agreement allows NPI to become Stewart's exclusive affinity marketer in certain counties in the States of Florida and California. In September 2003, NPI entered into a broker's agreement with Brokers Choice of America, a national insurance marketing company that services some of the country's largest independent annuity, health and life insurance agents, under which NPI is to provide training, products, product knowledge, consumer prospecting and marketing services to its agents for the sale of pre-arrangements. Through its over 1,000 licensed agents, Brokers Choice of America has sold products representing over $900 million in annuity premiums in 2002. This agreement allows NPI to act as a wholesaler of pre-need insurance programs and final expense insurance to be sold to the senior marketplace.


Additionally, NPI may seek to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations. On December 17, 2003, we entered into a non-binding letter of intent to acquire CFPC, a third party marketing firm involved in the sale of funeral pre-arrangements. We are currently negotiating the terms of such proposed acquisition and anticipate consummating the transaction, if it proceeds, during the second quarter of 2004. No assurance can be given that we will consummate any acquisition, or that any acquisition will result in positive cash flows or profitability for our company.

ADS is currently seeking to increase the amount of pre-arrangement trust monies it currently administrates. Currently, ADS administers approximately $40 million in trust funds. In September 2003, ADS lost a great deal of its business when its largest client, Service Corporation International, the largest funeral home and cemetery operator in the United States, removed approximately $70 million of trust assets that ADS administrated and placed said administration overseas. SCI removed all trust assets under administration from a variety of outside vendors such as ADS. As a result, ADS has increased its efforts to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies. Additionally, we may seek to acquire other trust administrators and combine operations with ADS to achieve economies of scale and curtail losses being incurred by ADS.

There can be no assurance that we will achieve successful and profitable results from our distribution and marketing efforts or that we will be able to complete acquisitions within the third party marketer segment of the death care services industry or other trust administration companies.

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

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business in the death care services industry. Additionally, it is apparent that we will need to raise capital in the near future to fund operations and to execute on our business model. In addition to potential capital raising activities, we may seek to have converted some of our outstanding debt to equity which may have a dilutive effect on our current stockholders.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2004 totaled $50,000, all of which was generated by ADS. NPI recorded no sales in the quarter as its efforts to establish its infrastructure and marketing organization increased. NPI expects to generate revenues commencing in the second quarter of 2004 and anticipates revenues to increase during the third quarter of 2004 as a result of the selling arrangements we expects to enter into commencing with the second quarter of 2004. Subsequent to March 31, 2004, we entered into an agreement with Long Term Care Associates, a marketing organization that sells long term care insurance to affinity groups, pursuant to which Long Term Care Associates will market our pre-arrangement products, commencing in the second quarter of 2004.

Operating expenses for the three months ended March 31, 2004 were approximately $374,000, of which $198,000 was generated by NPI, $31,000 was generated by Walker and $145,000 generated by ADS. The operating expenses for the three months ended March 31, 2003 was $562,000, of which $116,000 was generated by NPI, $89,000 was generated by Walker and $357,000 was generated by ADS. We reduced the amount of labor costs at ADS after the loss of our largest client. However, since we anticipate that NPI will become our growth vehicle for the company, we have expanded our infrastructure with the hiring of employees and the increased expense of various marketing costs.

As a result of the foregoing, we incurred a net loss of approximately $406,000 for the three months ended March 31, 2004 or $0.05 per share, compared to a loss of $232,000 or $.03 per share for the quarter ended March 31, 2003. Of the loss for the three months ended March 31, 2004, a loss of $223,000 can be attributable to NPI, a loss of $88,000 can be attributable to Walker and a loss of $95,000 can be attributable to ADS. Of Walker's total loss, $55,000 represented a loss from discontinued operations.

ITEM 3.  CONTROLS AND PROCEDURES.

An evaluation was performed, as of March 31, 2004, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2004.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004 (Commission File No.: 0-5418), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.


ITEM 2.  CHANGES IN SECURITIES.

None.


ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-QSB.


  Exhibit
  Number      Description
----------    -----------
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



Dated: May 21, 2004                  Walker Financial Corporation


                                     By:          /s/ Mitchell S. Segal
                                        -------------------------------------
                                              Mitchell S. Segal, President

                          WALKER FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                                  EXHIBIT INDEX

Exhibit
Number        Description
--------      -----------
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