Form 10QSB
period 2004-06-30
WALKER FINANCIAL CORP
filed 2004-08-23
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2004

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



                         990 Stewart Avenue - Suite 60A
                           Garden City, New York 11530
                    (Address of principal executive offices)



                            (516) 832-7000 (Issuer's
                                telephone number)



                              370 Old Country Road
                           Garden City, New York 11530

(Former name, former address and former fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 7,651,510 shares of the registrant's common stock, par value $.10 per share, outstanding as of August __, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2004

                                Table of Contents

                                                                                                            Page
                                                                                                            ----
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2004...................................   3
   Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months
     Ended June 30, 2004 and 2003.........................................................................   4
   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
     Ended June 30, 2004 and 2003.........................................................................   5
   Notes to Condensed Consolidated Financial Statements...................................................   6
Item 2.  Management's Discussion and Analysis or Plan of Operation........................................  12
Item 3. Controls and Procedures...........................................................................  17

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................................................  18
Item 2.  Changes in Securities............................................................................  18
Item 3.  Defaults Upon Senior Securities..................................................................  18
Item 4.  Submission of Matters to a Vote of Security Holders..............................................  19
Item 5.  Other Information................................................................................  19
Item 6.  Exhibits and Reports on Form 8-K.................................................................  19

Signatures................................................................................................  20

Exhibit Index.............................................................................................  21

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                                    June 30,
                                                                                                      2004
                                     ASSETS                                                      -------------
Current assets -
   Cash and cash equivalents.....................................................................$      84,148
   Accounts receivable, net .....................................................................       13,764
   Assets of discontinued operations.............................................................       34,026
   Prepaid expenses and other current assets.....................................................        8,006
                                                                                                 -------------
     Total current assets........................................................................      139,944
                                                                                                 -------------
Property and equipment, net......................................................................      307,846
Other assets.....................................................................................      180,383
                                                                                                 -------------
       Total assets..............................................................................$     628,173
                                                                                                 =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities -
   Accounts payable and accrued expenses.........................................................$      65,685
   Liabilities of discontinued operations........................................................       24,522
   Line of credit, bank..........................................................................      147,704
   Notes payable and accrued interest, net of deferred debt discount of $32,100..................      205,662
   10% Senior Subordinated Secured Convertible Promissory Notes Due 2006 and accrued
     interest....................................................................................      889,645
                                                                                                 -------------
     Total current liabilities...................................................................    1,333,218
Stockholders' equity -
   Common stock, par value $.10 per share; 100,000,000 authorized; 7,651,510 shares issued
     and outstanding ............................................................................      765,151
   Additional paid-in capital....................................................................    3,581,980
   Accumulated deficit...........................................................................   (5,052,176
                                                                                                 -------------
       Total stockholders' (deficiency)..........................................................     (705,045
                                                                                                 -------------
         Total liabilities and stockholders' (deficiency)........................................$     628,173
                                                                                                 =============


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                        June 30,
                                                     ---------------------------      -----------------------
                                                          2004           2003             2004         2003
                                                     ------------    -----------      -----------   ---------
Net sales............................................$     50,791    $   307,802      $   100,791   $ 640,406
Operating expenses...................................     402,437        427,043          851,207     899,618
                                                     ------------    -----------      -----------   ---------
   Operating loss....................................    (351,646)      (119,241)        (750,416)   (259,212)
Interest (expense), net..............................     (22,012)        (2,187)         (51,916)     (4,300)
                                                     ------------    -----------      ----------    ---------
(Loss) from continuing operations....................    (373,658)      (121,428)        (802,332)   (263,512)
(Loss) from discontinued operations..................      (6,131)       (24,372)         (61,487)    (99,070)
Income tax expense...................................          --             --               --     (15,160)
                                                     ------------    -----------      -----------   ---------
   Net loss..........................................$   (379,789)   $  (145,800)     $  (863,819)  $(377,942)
                                                     ============    ===========      ===========   =========
Per share data - basic and diluted:
   (Loss) from continuing operations.................$      (0.05)   $     (0.02)     $     (0.11)  $   (0.04)
   (Loss) from discontinued operations...............$      (0.00)   $     (0.00)     $     (0.01)  $   (0.01)
                                                     ------------    -----------      -----------   ---------
                                                     $      (0.05)   $     (0.02)     $     (0.12)  $   (0.05)
                                                     ============    ===========      ===========   =========
   Weighted average number of common shares
     outstanding.....................................   7,565,796      7,501,510        7,533,653   7,501,510
                                                     ============    ===========      ===========   =========


                                      See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                           2004              2003
                                                                                        ---------         ---------
Cash Flows From Operating Activities:
Net loss .......................................................................        $(863,819)        $(377,942)
                                                                                        ---------         ---------
Adjustments to reconcile net loss to net cash used in operating activities -
   Depreciation and amortization ...............................................           88,681           116,697
   Accrued interest and accretion of debt discount .............................           51,932             4,500
   Stock based compensation ....................................................           75,000              --
   Changes in operating assets and liabilities:
     Accounts receivable, net ..................................................           12,623          (33,433)
     Inventories ...............................................................             --               3,837
     Assets of discontinued operations .........................................           38,725              --
     Prepaid expense and other current assets ..................................            3,746            10,536
     Customer deposits .........................................................             --                (791)
     Liabilities of discontinued operations ....................................            5,970              --
     Accounts payable and accrued expenses .....................................          (19,002)          (21,830)
                                                                                        ---------         ---------
       Total adjustments .......................................................          257,676            79,516
                                                                                        ---------         ---------
         Net cash used in operating activities .................................         (606,143)         (298,426)
                                                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
Purchase of property and equipment .............................................          (12,479)          (35,235)
                                                                                        ---------         ---------
         Net cash provided by investing activities .............................          (12,479)          (35,235)
                                                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
Principal repayment of notes payable ...........................................          (25,000)             --
Net proceeds from line of credit, bank .........................................           15,144           143,429
Proceeds from short-term loan ..................................................          125,000              --
                                                                                        ---------         ---------
         Net cash provided by financing activities .............................          115,144           143,429
                                                                                        ---------         ---------
Net increase in cash and cash equivalents ......................................         (503,478)         (190,232)
Cash and cash equivalents - beginning ..........................................         587,626.           366,925
                                                                                        ---------         ---------
Cash and cash equivalents - ending .............................................        $  84,148         $ 176,693
                                                                                        =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the periods for:
   Interest ....................................................................       $   2,527          $    --
                                                                                        =========         =========


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 1 - Organization and Basis of Presentation

ORGANIZATION

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

BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2004 and for all periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


NOTE 2 - MANAGEMENT'S LIQUIDITY PLAN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the six months ended June 30, 2004, the Company incurred a net loss of $802,332 and had a working capital deficiency of $1,193,274.

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations (the "Kelly property"), as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of the sale of the Kelly property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. There can be no assurance that the Company will be successful in any of its plans as discussed in this
Note 2. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail some of its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classifcation of liabilities that might be necessary should the company be unable to continue as a going concern.


NOTE 3 - SELECTED SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE

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

                                                                                            June 30,
                                                                             ---------------------------------
                                                                                    2004                2003
                                                                             ------------------  -------------
Options....................................................................             25,000              --
Warrants...................................................................          1,079,904         178,021
Convertible debt...........................................................          1,253,021              --
                                                                             -----------------   -------------
                                                                                     2,357,925         178,021
                                                                             =================   =============

STOCK BASED COMPENSATION

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

At June 30, 2004, the Company had a Equity Incentive Plan, which is described more fully in Note 13. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                                                               Three Months                   Six Months
                                                               Ended June 30,                   June 30,
                                                       ----------------------------   ---------------------------
                                                            2004           2003            2004           2003
                                                       ------------    ------------   ------------   ------------
Net loss, as reported..................................$   (379,789)       (145,800)  $   (863,819)  $   (377,942)
Deduct:  Total stock-based employee compensation
   expense determined under fair value-based
   method for all awards, net of related tax effect....          --              --             --             --
                                                       ------------    ------------   ------------   ------------
Pro forma loss.........................................$   (379,789)   $   (145,800)  $   (863,819)  $   (377,942)
                                                       ============    =============  =============  ============
Basic and diluted net loss per share, as reported......$      (0.05)   $      (0.02)  $      (0.12)  $      (0.05)
                                                       ============    =============  =============  ============
Basic and diluted pro forma net loss per share.........$      (0.05)   $      (0.02)  $      (0.12)  $      (0.05)
                                                       ============    =============  =============  ============

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, FASB deferred the latest date by which all public entities which are small business issuers must apply FIN 46 to the first reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement on the Company's financial statements will not be significant.


NOTE 4 - LINE OF CREDIT, BANK

In July 2002, the Company entered into a new credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. There was $147,704 outstanding under the Line of Credit as of June 30, 2004. The Line of Credit is collateralized by a building owned by the Company that is located in North Carolina.

The Line of Credit was modified in June 2004 and, as modified, requires monthly payments of $1,225, commencing on July 21, 2004, and a final payment of the outstanding balance on June 21, 2005.


NOTE 5 - 10% SENIOR SUBORDINATED SECURED CONVERTIBLE PROMISSORY NOTES

In December 2003, the Company sold and issued 10% Senior Subordinated Secured Convertible Promissory Notes (the "10% Promissory Notes") in the aggregate principal amount of $845,000 and due in December 2006. The proceeds raised from sale and issuance of the 10% Promissory Notes have been used to fund the Company's working capital and capital expenditure requirements. The 10% Promissory Notes are convertible into shares of the Company's common stock at $0.71 per share through December 5, 2005 and $1.25 thereafter.

The subscription agreements pursuant to which the Company sold the 10% Promissory Notes required among other matters, the Company to register for resale under the Securities Act the shares issuable upon conversion of the 10% Promissory Notes by May 5, 2004. The Company is obligated, as a result of the failure to register such conversion shares by May 5, 2004, to pay to the holders of the 10% Promissory Notes a monthly fee equal to 1.5% of the principal amount of the 10% Promissory Notes for each month, or portion thereof, that the Company fails to cause such registration. The Company failed to cause such registration by May 5, 2004 and has failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares.

The 10% Promissory Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. The Company has failed to remit such interest payment to the holders of the 10% Promissory Notes. The failure to pay such interest payment is an "event of Default" under the 10% Promissory Notes, although the holders of the 10% Promissory Notes have not given notice to the Company of such event of Default. The occurrence of an event of Default would result in the interest rate on the 10% Promissory Notes to be increased to 12% per annum. The Company has the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of the Company's common stock at the per diem rate of 0.003125 shares for every $1.00 of principal, or an aggregate of 2,640.625 shares per day. The Company has not tendered such shares as of August 18, 2004.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

The 10% Promissory Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Promissory Notes or the holders of a majority of the aggregate principal amount of the 10% Promissory Notes. As discussed in Note 6 to these unaudited consolidated condensed financial statements, in May 2004, the Company borrowed $125,000. Further, in August 2004, the Company borrowed an additional $125,000.


NOTE 6 - NOTE PAYABLE

In May 2004, the Company sold and issued, for gross proceeds of $125,000, a $125,000 6% promissory note payable due August 2004 and warrants to purchase 70,000 shares of the Company's common stock at an exercise price of $0.71 per share. The net proceeds from the sale of this 6% promissory note have been used to fund the Company's working capital and capital expenditure requirements. The fair value of the warrants is $35,000 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note.

In August 2004, the due date of the 6% promissory note was extended to the earlier of (a) the date which is 60 days following the effectiveness of a registration statement under the Securities Act registering for resale the shares of our common stock issuable upon exercise of the warrants sold and issued with the 6% promissory note or (b) January 2, 2005. The consideration tendered by the Company in connection with the extension of the due date of the 6% promissory note was a reduction in the exercise price of the warrants sold and issued with the 6% Promissory Notes to $0.45 per share. The reduction in the exercise price of these warrants has resulted in a reduction in the conversion price of the 10% Promissory Notes to $0.45.


NOTE 7 - CONSULTING AGREEMENT

In April 2004, the Company entered into a consulting agreement pursuant to which the Company agreed to issue to the consultant 150,000 shares of our common stock and an option to purchase an additional 50,000 shares of the Company's common stock, exercisable at $0.20 per share, in consideration for the consultant's agreement to provide specified services. The Company issued the common stock to the consultant in connection with the execution of the consulting agreement. Subsequently, the Company terminated the consultant and refused to deliver the option due to the Company's belief that the consultant was unable to perform the agreed-upon services. The consultant retained such 150,000 shares, which were issued pursuant to the Company's 2002 Equity Incentive Plan. Accordingly, the Company recorded an expense of $75,000 which represents the fair value of the common stock issued.


NOTE 8 - COMMITMENT AND CONTINGENCIES

LITIGATION

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

COMMITMENTS

The Company has entered into an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, the Company was obligated to pay Mr. Segal an annual base salary of $200,000 for 2002, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors. The Company is paying Mr. Segal an annual base salary of $220,000 for 2004.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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


NOTE 9 - SEGMENT REPORTING AND DISCONTINUED OPERATIONS

On February 4, 2004, the Company sold certain assets of Kelly Color and discontinued operating in the film processing segment. Accordingly, the Company currently operates in one segment, the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-arrangement funeral and cemetery accounts.

For all periods presented in these condensed consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At June 30, 2004, the discontinued assets and liabilities of Kelly Color are:


Assets -
     Prepaid expenses and other current assets.......$          13,220
     Fixed assets....................................           20,806
                                                     -----------------
         Total assets................................$          34,026
                                                     =================
Liabilities -
     Accounts payable and accrued expenses...........$          24,522
                                                     -----------------
         Total liabilities...........................$          24,522
                                                     =================

The results of discontinued operations for the three and six months ended June 30, 2004 and 2003 are:

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                     June 30,
                                                       -----------------------------  ------------------------
                                                            2004           2003            2004         2003
                                                       --------------  -------------  -------------  ---------
   Revenues............................................$         --    $    192,243   $     47,269   $ 340,889
   Cost of revenues....................................          --        (145,164)       (80,847)   (276,924)
   Operating expenses..................................      (6,131)        (71,451)       (27,909)   (163,035)
                                                       -------------   -------------  ------------- -----------
     Net loss..........................................$     (6,131)   $    (24,372)  $    (61,487)  $ (99,070)
                                                       =============   =============  =============  ==========

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

FINANCIAL CONDITION AND LIQUIDITY

We had a working capital deficiency of $1,193,274 at June 30, 2004, compared to working capital of $308,284 at December 31, 2003. A company's working capital is the amount by which its current assets exceeds the amount of its current liabilities. A working capital deficiency results when the company's current liabilities exceed its current assets. The decrease in our working capital primarily was a result of our net loss for the six months ended June 30, 2004 which resulted in a significant reduction in our cash and cash equivalents and the reclassification of our outstanding 10% Senior Subordinated Secured Convertible Promissory Notes from a long-term liability to a current liability.

Net cash used in operating activities was approximately $606,000 for the six months ended June 30, 2004, compared to net cash used in operating activities of $298,000 for the six months ended June 30, 2003. The increase primarily is attributable to our net loss during the current six-month period of $786,000, compared to $378,000 in the comparable period.

During the six months ended June 30 2004, NPI increased its expenditures relating to sales and marketing in preparation for its sales process and is continued seek strategic relationships that may result in future sales. Additionally, NPI's independent funeral home marketing division continues to increase the amount of funeral homes it represents in the State of New Jersey for the sale of prearranged funerals and is hopeful that these funeral homes will use the insurance carriers that they are licensed with through NPI. NPI has increased the amount spent on the creation, printing and distribution of marketing materials to penetrate the affinity marketplace and has hired a consulting firm to help increase its distribution partners. Although NPI had thought that some of its affinity marketing would commence within the second quarter of 2004, it appears that the beginning of the fourth quarter is a more realistic time frame. As a result of the expected revenues that NPI may receive in the second quarter of 2004, NPI increased its employee and sales and marketing costs greatly in excess of the corresponding costs that were incurred in the six months ended June 30, 2003. ADS experienced diminishing sales for the six months ended June 30, 2004, compared with its revenues for the six months ended June 30, 2003. ADS experienced declining sales as a result of losing its largest client in October 2003. This client accounted for a large portion of ADS' revenues for the six months ended June 30, 2003. Additionally, we discontinued our Kelly Color operations in the quarter ended March 31, 2004 and any revenues from Kelly Color during the six months ended June 30, 2004 have been recorded as revenues from discontinued operations. We also incurred a significant increase in our interest expense in the current six-month period as the result of the sale of our 10% Notes in December 2004. For the six months ended June 30, 2003, the operations of Walker and ADS allowed us to pay for a large portion of our operating expenses.

Net cash used in investing activities was approximately $12,000 for the six months ended June 30, 2004, compared to $35,000 for the six months ended June 30, 2003. During both periods, investing activities were limited to the purchase of property and equipment.

Net cash provided by financing activities was approximately $115,000 for the six months ended June 30, 2004, resulting from the proceeds received from our bank line of credit which is secured by the property at which Kelly Color formerly used to conduct its operations and from a loan in the principal amount of $125,000, offset, in part, by the $25,000 partial repayment of a note payable. The $125,000 loan was made on May 22, 2004, is due on August 22, 2004 and bears interest at 6%. In connection with the funding of the $125,000 loan, we issued to the lender 70,000 three-year warrants with an exercise price of $0.71 per share. For the six months ended June 30, 2003, net cash provided by financing activities was $143,000, resulting from the initial borrowings from the secured bank line of credit.

As a result of these activities, our cash and cash equivalents decreased to approximately $84,000 as of June 30, 2004 from approximately $588,000 as of December 31, 2003.

In December 2003, we sold and issued 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $845,000 and due in December 2006. The proceeds raised from sale and issuance of the 10% Promissory Notes have been used to fund our working capital and capital expenditure requirements. The 10% Promissory Notes are convertible into shares of our common stock at $0.71 per share through December 5, 2005 and $1.25 thereafter.

The subscription agreements pursuant to which we sold the 10% Promissory Notes required, among other matters, us to register for resale under the Securities Act the shares issuable upon conversion of the 10% Promissory Notes by May 5, 2004. We are obligated, as a result of the failure to register such conversion shares by May 5, 2004, to pay to the holders of the 10% Promissory Notes a monthly fee equal to 1.5% of the principal amount of the 10% Promissory Notes for each month or portion, that we fail to cause such registration. We failed to cause such registration by May 5, 2004 and have failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares.

The 10% Promissory Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. We failed to remit such interest payment to the holders of the 10% Promissory Notes. The failure to pay such interest payment is an "event of Default" under the 10% Promissory Notes, although the holders of the 10% Promissory Notes have not given notice to us of such event of Default. The occurrence of an event of Default would result in the interest rate on the 10% Promissory Notes to be increased to 12% per annum. We have the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of our common stock at the per diem rate of 0.003125 shares for every $1.00 of principal, or an aggregate of 2,640.625 shares per day. We have not tendered such shares as of August 18, 2004.

The 10% Promissory Notes also prohibited additional borrowings by us, from any source, without the prior approval of the placement agent for the 10% Promissory Notes or the holders of a majority of the aggregate principal amount of the 10% Promissory Notes. As discussed in Note 6 to the unaudited consolidated condensed financial statements contained elsewhere in this Quarterly Report on Form 10-QSB, in May 2004, we borrowed $150,000. Further, in August 2004, we borrowed an additional $150,000.

We currently are negotiating with the placement agent for the 10% Promissory Notes a possible conversion of all of the 10% Promissory Notes at less than the stated conversion rate and the waiver of all of our breaches under the terms of the subscription agreements for the 10% Promissory Notes and the 10% Promissory Notes themselves. No assurance can be given that we will be successful in negotiating such conversions and waivers. Absent our obtaining waivers by the holders of the 10% Promissory Notes, the holders of the 10% Promissory Notes could give us notice of a declaration of events of Default at any time. The declaration of any events of Default would, among other penalties, result in the acceleration of the due date of the 10% Promissory Notes. We currently do not have sufficient funds to pay all of our obligations under the 10% Promissory Notes if the due date of the 10% Promissory Notes was accelerated. Accordingly, an acceleration of the due date of the 10% Promissory Notes could result in our be forced to file an application for relief under the federal bankruptcy laws. It is anticipated that any negotiated conversion of the 10% Promissory Notes and waivers of breaches will result in our issuing a material amount of our common stock, a consequence of which would be a significant dilution to our then current stockholders.

PLAN OF OPERATIONS

We intend to become a leading financial services company operating in the death care industry and seek to become involved in distribution and marketing of various products as employee and voluntary benefits outside of the death care industry. NPI has begun to market and sell pre-arrangements of death care as a voluntary benefit to corporations, unions and affinity groups as well as market and sell final expense insurance through a network of independent life agents that primarily sell to seniors. NPI has additionally commenced operations as a third party marketer helping independent funeral homes market pre-arrangements in the New Jersey area. NPI has entered into licensing arrangements with eight New Jersey funeral homes and is in discussions with three other funeral homes located in New Jersey. Through ADS, we intend to seek to increase the amount of pre-need trust dollars currently under our administration. Our Kelly Color subsidiary, a non-digital photographic development laboratory to the photographic profession, ceased operations in February 2004 as a result of declining sales due to the advent and popularity of digital photography. We sold certain of the Kelly Color assets and are seeking to sell the real estate at which Kelly Color formerly conducted its operations.

NPI, which was primarily in a development stage during 2002, began to achieve operating results by positioning itself as one of the first movers and leaders in the sale of funeral pre-arrangements as a voluntary benefit product to be sold to affinity organizations such as unions, corporations, associations and other affinity groups. On December 10, 2003, NPI entered into a Third Party Sales and Marketing Agreement with Stewart Enterprises, Inc., the third largest funeral home operator in the country. This agreement allows NPI to become Stewart's exclusive affinity marketer in certain counties in the States of Florida and California.

In September, 2003, NPI entered into a broker's agreement with Brokers Choice of America, a national insurance marketing company that services some of the country's largest independent annuity, health and life insurance agents, under which NPI is to provide training, products, product knowledge, consumer prospecting and marketing services to its agents for the sale of pre-arrangements. Through its over 1,000 licensed agents, Brokers Choice of America has sold products representing over $900 million in annuity premiums in 2002. This agreement allows NPI to act as a wholesaler of pre-need insurance programs and final expense insurance to be sold to the senior marketplace.

On June 1, 2004, NPI entered into a strategic pre-need sales and marketing agreement with Hilb Rogal & Hobbs Insurance Services of Northern California which will allow NPI to begin marketing funeral pre-arrangements to the employees and affiliates of businesses belonging to the California Chamber of Commerce. The California Chamber of Commerce represents approximately 12,000 businesses having over 2.3 million employees. NPI expects the commence marketing under this arrangement during the fourth quarter of 2004.

On June 15, 2004, NPI received the approval to market its product to the members of the Benefits Marketing Association, an organization of over 2,000 corporate and individual members engaged in the marketing of benefits that involve the relationship between an employer and their employees, a business and their customers and an organization and their members. NPI's marketing to the members of Benefits Marketing Association is expected to commence in the third quarter of 2004.

Additionally, NPI may seek to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations. On December 17, 2003, we entered into a non-binding letter of intent to acquire CFPC, a third party marketing firm involved in the sale of funeral pre-arrangements. We have been advised that the principal of this firm anticipates proceeding with this transaction sometime in September 2004.

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $40 million in trust funds. In September, 2003, ADS lost a great deal of its business when its largest client, Service Corporation International, the largest funeral home and cemetery operator in the United States, removed approximately $70 million of trust assets that ADS administrated and placed said administration overseas. SCI removed all trust assets under administration from a variety of outside vendors such as ADS. As a result, ADS has increased its efforts to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies. We may seek to acquire other trust administrators and combine operations with ADS to achieve economies of scale and curtail losses being incurred by ADS.

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

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business in the death care services industry. Additionally, it is apparent that we will seek to raise capital in the near future to fund operations and to execute our business model. In addition to potential capital raising activities, we may seek to have converted some of our outstanding debt to equity which could have a dilutive effect on our current stockholders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Net sales for the three months ended June 30, 2004 were approximately $51,000, almost all of which was generated by ADS. NPI historically has not generated any material revenues. As noted previously, NPI expects to start recording revenues from its new affiliations with Stewart Enterprises, Inc., Brokers Choice of America, Hilb Rogal & Hobbs Insurance Services of Northern California and Benefits Marketing Association, in the third and fourth quarters of 2004.

Operating expenses for the three months ended June 30, 2004 were approximately $402,000, of which $232,000 was incurred by NPI and $139,000 was incurred by ADS. Operating expenses for the three months ended June 30, 2003 were approximately $427,000, of which $119,000 was incurred by NPI and $308,000 was incurred by ADS. The increase in operating expenses at NPI is primarily the result of our expansion of the NPI infrastructure through the hiring of additional staff and increased marketing expenses as we implement NPI's business strategy. NPI had a total of four employees at June 30, 2004, compared to two employees at June 30, 2003. We also reduced staff at ADS after the loss of its principal client in October 2003.

Our loss from continuing operations for the three months ended June 30, 2004 was approximately $374,000 of which $255,000 was incurred by NPI and $89,000 was incurred by ADS. Our loss from continuing operations for the three months ended June 30, 2003 was approximately $121,000 of which $28,000 was incurred by NPI and $93,000 was incurred by ADS.

Interest expense for the three months ended June 30, 2004 was approximately $22,000, compared to interest expense for the three months ended June 30, 2003 of $2,000. The increase in interest expense primarily resulted from increase borrowings, the aggregate principal amount of which totaled $1.37 million at June 30, 2004 and $125,000 at June 30, 2003.

We ceased the operations at Kelly Color in February 2004. Accordingly, we report Kelly Color's results as discontinued operations for both the 2004 and 2003 periods. The decrease in the loss from discontinued operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily is the result of terminating all of the personnel at Kelly Color's plant upon the cessation of operations.

As a result of the foregoing, we incurred a net loss of approximately $380,000 for the three months ended June 30, 2004, or $0.05 per share, compared to a loss of $146,000, or $.02 per share, for the quarter ended June 30, 2003. Of the loss for the three months ended June 30, 2004, a loss of $255,000 can be attributable to NPI and a loss of $89,000 can be attributable to ADS. Of the loss for the three months ended June 30, 2003, a loss of $122,000 can be attributable to NPI and a loss of less than $1,000 can be attributable to ADS.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net sales for the six months ended June 30, 2004 were approximately $101,000, almost all of which was generated by ADS. As noted previously, NPI expects to start recording revenues from its new affiliations with Stewart Enterprises, Inc., Brokers Choice of America, Hilb Rogal & Hobbs Insurance Services of Northern California and Benefits Marketing Association, in the third and fourth quarters of 2004.

Operating expenses for the six months ended June 30, 2004 were approximately $851,000, of which $430,000 was incurred by NPI and $284,000 was incurred by ADS. Operating expenses for the six months ended June 30, 2003 were approximately $900,000, of which $235,000 was incurred by NPI and $665,000 was incurred by ADS. The increase in operating expenses at NPI is primarily the result of our expansion of the NPI infrastructure through the hiring of additional staff and increased marketing expenses as we implement NPI's business strategy. NPI had a total of four employees at June 30, 2004, compared to two employees at June 30, 2003. We also reduced staff at ADS after the loss of its principal client in October 2003.

Our loss from continuing operations for the six months ended June 30, 2004 was approximately $802,000, of which $478,000 was incurred by NPI and $184,000 was incurred by ADS. Our loss from continuing operations for the six months ended June 30, 2003 was approximately $264,000, of which $236,000 was incurred by NPI and $28,000 was incurred by ADS.

Interest expense for the six months ended June 30, 2004 was approximately $52,000, compared to interest expense for the three months ended June 30, 2003 of $4,000. The increase in interest expense primarily resulted from increase borrowings, the aggregate principal amount of which totaled $1.37 million at June 30, 2004 and $125,000 at June 30, 2003.

We ceased the operations at Kelly Color in February 2004. Accordingly, we report Kelly Color's results as discontinued operations for both the 2004 and 2003 periods. The decrease in the loss from discontinued operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily is the result of terminating all of the personnel at Kelly Color's plant upon the cessation of operations.

As a result of the foregoing, we incurred a net loss of approximately $864,000 for the six months ended June 30, 2004, or $0.12 per share, compared to a loss of $378,000, or $.05 per share, for the six months ended June 30, 2003. Of the loss for the six months ended June 30, 2004, a loss of $478,000 can be attributable to NPI and a loss of $184,000 can be attributable to ADS.

ITEM 3.  CONTROLS AND PROCEDURES.

An evaluation was performed, as of June 30, 2004, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to June 30, 2004.

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


ITEM 2. CHANGES IN SECURITIES.

In May 2004, we issued, to a single individual, three-year warrants to purchase 70,000 shares of our common stock, exercisable at $0.71 per share, in connection with such individual's loan to us in the principal amount of $125,000. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.


ITEM 3. DEFAULTS ON SENIOR SECURITIES.

In December 2003, we sold and issued 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $845,000 and due in December 2006. The proceeds raised from sale and issuance of the 10% Promissory Notes have been used to fund our working capital and capital expenditure requirements. The 10% Promissory Notes are convertible into shares of our common stock at $0.71 per share through December 5, 2005 and $1.25 thereafter.

The subscription agreements pursuant to which we sold the 10% Promissory Notes required, among other matters, us to register for resale under the Securities Act the shares issuable upon conversion of the 10% Promissory Notes by May 5, 2004. We are obligated, as a result of the failure to register such conversion shares by May 5, 2004, to pay to the holders of the 10% Promissory Notes a monthly fee equal to 1.5% of the principal amount of the 10% Promissory Notes for each month or portion, that we fail to cause such registration. We failed to cause such registration by May 5, 2004 and have failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares.

The 10% Promissory Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. We failed to remit such interest payment to the holders of the 10% Promissory Notes. The failure to pay such interest payment is an "event of Default" under the 10% Promissory Notes, although the holders of the 10% Promissory Notes have not given notice to us of such event of Default. The occurrence of an event of Default would result in the interest rate on the 10% Promissory Notes to be increased to 12% per annum. We have the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of our common stock at the per diem rate of 0.003125 shares for every $1.00 of principal, or an aggregate of 2,640.625 shares per day. We have not tendered such shares as of August 18, 2004.

The 10% Promissory Notes also prohibited additional borrowings by us, from any source, without the prior approval of the placement agent for the 10% Promissory Notes or the holders of a majority of the aggregate principal amount of the 10% Promissory Notes. As discussed in Note 6 to the unaudited consolidated condensed financial statements contained elsewhere in this Quarterly Report on Form 10-QSB, in May 2004, we borrowed $125,000. Further, in August 2004, we borrowed an additional $125,000.

We currently are negotiating with the placement agent for the 10% Promissory Notes a possible conversion of all of the 10% Promissory Notes at less than the stated conversion rate and the waiver of all of our breaches under the terms of the subscription agreements for the 10% Promissory Notes and the 10% Promissory Notes themselves. No assurance can be given that we will be successful in negotiating such conversions and waivers. Absent our obtaining waivers by the holders of the 10% Promissory Notes, the holders of the 10% Promissory Notes could give us notice of a declaration of events of Default at any time. The declaration of any events of Default would, among other penalties, result in the acceleration of the due date of the 10% Promissory Notes. We currently do not have sufficient funds to pay all of our obligations under the 10% Promissory Notes if the due date of the 10% Promissory Notes was accelerated. Accordingly, an acceleration of the due date of the 10% Promissory Notes could result in our be forced to file an application for relief under the federal bankruptcy laws. It is anticipated that any negotiated conversion of the 10% Promissory Notes and waivers of breaches will result in our issuing a material amount of our common stock, a consequence of which would be a significant dilution to our then current stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

[TO BE SUPPLIED BY M. SEGAL]


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

  Exhibit
  Number      Description
 --------     -----------

   10.1 Consulting Services Agreement, effective April 10, 2002 (sic), between Walker International Industries Inc. (sic) and Shannon Harrison.

   10.2 Promissory Note, dated May 22, 2004, of Walker Financial Corporation in the principal amount of $125,000 and payable to Cindy Dolgin.

   10.3 Warrant Certificate, dated May 22, 2004, registered in the name of Cindy Dolgin.

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



Dated: August 23, 2004    Walker Financial Corporation


                          By:     /s/ Mitchell S. Segal
                             ---------------------------------------------
                                      Mitchell S. Segal, President
                              (Principal Executive and Accounting Officer)

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2004

                                  EXHIBIT INDEX

Exhibit
Number        Description
--------      -----------

  10.1 Consulting Services Agreement, effective April 10, 2002 (sic), between Walker International Industries Inc. (sic) and Shannon Harrison.

  10.2 Promissory Note, dated May 22, 2004, of Walker Financial Corporation in the principal amount of $125,000 and payable to Cindy Dolgin.

  10.3 Warrant Certificate, dated May 22, 2004, registered in the name of Cindy Dolgin.

  31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Act of 1934, as amended.

  32.1 Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Act of 1934, as amended.