Form 10QSB
period 2004-09-30
WALKER FINANCIAL CORP
filed 2004-11-22
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended: September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 9,511,510 shares of the registrant's common stock, par value $.10 per share, outstanding as of November 17, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2004

                                Table of Contents

                                                                           Page
                                                                           ----

PART I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of
    September 30, 2004....................................................   3
   Condensed Consolidated Statements of Operations (Unaudited)
    for the Three and Nine Months Ended September 30, 2004 and 2003.......   4
   Condensed Consolidated Statements of Cash Flows (Unaudited)
    for the Nine Months Ended September 30, 2004 and 2003.................   5
   Notes to Condensed Consolidated Financial Statements...................   6
Item 2.  Management's Discussion and Analysis or Plan of Operation........  13
Item 3.  Controls and Procedures..........................................  18

PART II  -  OTHER INFORMATION
Item 1.  Legal Proceedings................................................  19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......  19
Item 3.  Defaults Upon Senior Securities..................................  19
Item 4.  Submission of Matters to a Vote of Security Holders..............  20
Item 5.  Other Information................................................  20
Item 6.  Exhibits.........................................................  20

SIGNATURES................................................................  21

EXHIBIT INDEX.............................................................  22

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                             September 30, 2004
                                                            --------------------
                                     ASSETS
Current assets -
  Cash and cash equivalents.................................   $        100,227
  Accounts receivable.......................................             23,264
  Assets of discontinued operations.........................             33,518
  Prepaid expenses and other current assets.................              8,256
                                                               -----------------
     Total current assets...................................            165,265
Property and equipment, net.................................            284,264
Deferred financing costs....................................            162,017
                                                               -----------------
        Total assets........................................   $        611,546
                                                               =================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities -
  Accounts payable and accrued expenses.....................   $         79,771
  Liabilities of discontinued operations....................             24,522
  Line of credit, bank......................................            143,423
  Notes payable and accrued interest........................            113,723
  Bridge notes and accrued interest, net of deferred debt
   discount of $18,750......................................            235,543
  Advance from officer/stockholder..........................             50,000
  10% Senior Subordinated Secured Convertible Promissory
   Notes Due 2006 and accrued interest......................            911,618
                                                               -----------------
     Total current liabilities..............................          1,558,600
Stockholders' deficiency -
  Common stock, par value $.10 per share; 100,000,000
   authorized; 8,461,510 shares issued and outstanding......            846,151
  Additional paid-in capital................................          3,713,430
  Accumulated deficit.......................................         (5,506,635)
                                                               -----------------
     Total stockholders' deficiency.........................           (947,054)
                                                               -----------------
        Total liabilities and stockholders' deficiency......   $        611,546
                                                               =================


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                            Three Months Ended            Nine Months Ended
                               September 30,                 September 30,
                       ---------------------------   ---------------------------
                           2004           2003           2004           2003
                       ------------   ------------   ------------   ------------

Net sales............. $    55,586    $   340,889    $   156,377    $   981,295
Operating expenses....     437,710        440,159      1,288,917      1,354,937
                       ------------   ------------   ------------   ------------
  Operating loss......    (382,124)       (99,270)    (1,132,540)      (373,642)
Interest (expense)....     (71,827)       (51,519)      (123,743)       (55,819)
                       ------------   ------------   ------------   ------------
(Loss) from continuing
 operations...........    (453,951)      (150,789)    (1,256,283)      (429,461)
(Loss) income from
 discontinued
 operations...........        (508)        27,513        (61,995)       (71,557)
                       ------------   ------------   ------------   ------------
     Net loss......... $  (454,459)   $  (123,276)   $(1,318,278)   $  (501,018)
                       ============   ============   ============   ============

Per share data - basic
 and diluted
(Loss) from continuing
 operations........... $     (0.06)   $     (0.02)   $     (0.16)   $     (0.06)
                       ============   ============   ============   ============
(Loss) from
 discontinuing
 operations........... $      0.00    $      0.00    $     (0.01)   $     (0.01)
                       ============   ============   ============   ============
                       $     (0.06)   $     (0.02)   $     (0.17)   $     (0.07)
                       ============   ============   ============   ============

Weighted average
 number of common
 shares outstanding...   7,733,032      7,501,510      7,612,860      7,501,510
                       ============   ============   ============   ============


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
Cash Flows From Operating Activities:
   Net cash used in operating activities............    (913,804)      (276,568)
                                                     ------------   ------------

Cash Flows From Investing Activities:
Purchase of property and equipment..................     (14,806)       (35,235)
                                                     ------------   ------------
   Net cash used in provided by investing activities     (14,806)       (35,235)
                                                     ------------   ------------

Cash Flows From Financing Activities:
Principal repayment of notes payable................     (19,652)            --
Net proceeds from line of credit, bank..............      10,863        136,809
Proceeds from bridge notes..........................     250,000        140,000
Advances from officer/stockholder...................      50,000             --
Proceeds from sale of common stock..................     150,000             --
                                                     ------------   ------------
   Net cash provided by financing activities........     441,211        276,809
                                                     ------------   ------------

Net decrease in cash and cash equivalents...........    (487,399)       (34,994)
Cash and cash equivalents - beginning...............     587,626        366,925
                                                     ------------   ------------
Cash and cash equivalents - ending.................. $   100,227    $   331,931
                                                     ============   ============

Supplemental Disclosures of Cash Flow Information -
Cash paid during the periods for:
   Interest......................................... $     2,527    $        --
                                                     ============   ============


            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

Basis of Presentation
---------------------

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2004 and for all periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


NOTE 2 - Management's Liquidity Plan

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the nine months ended September 30, 2004, the Company incurred a net loss of $1,164,578 and had a working capital deficiency of $1,393,335.

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations (the "Kelly property"), as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of the sale of the Kelly property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. During the nine months ended September 30, 2004, the Company sold 750,000 shares of Company common stock for an aggregate

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)
                                   (Continued)

purchase price of $150,000 (see Note 7) and issued bridge notes in the principal amount of $250,000 (see Note 6). There can be no assurance that the Company will be successful in any of its plans as discussed in this Note 2. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail some of its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the company be unable to continue as a going concern.


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

                                                            September 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
Options.............................................      52,170             --
Warrants............................................   1,169,906        178,021
Convertible debt....................................   1,283,969             --
                                                     ------------   ------------
                                                       2,493,873        178,021
                                                     ============   ============

Stock-Based Compensation
------------------------

Stock Options and Similar Equity Instruments

At September 30, 2004, the Company had a Equity Incentive Plan, which is described more fully in Note 13. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                            Three Months Ended            Nine Months Ended
                               September 30,                 September 30,
                       ---------------------------   ---------------------------
                           2004           2003           2004           2003
                       ------------   ------------   ------------   ------------
Net loss, as reported. $  (454,459)   $  (123,076)   $(1,318,278)   $  (501,018)
Deduct: Total
 stock-based employee
 compensation expense
 determined under fair
 value-based method
 for all awards, net
 of related tax effect          --             --             --             --
                       ------------   ------------   ------------   ------------
Pro forma loss........ $  (454,459)   $  (123,076)   $(1,318,278)   $  (501,018)
                       ============   ============   ============   ============

Basic and diluted net
 loss per share, as
 reported............. $     (0.06)   $     (0.02)   $     (0.17)   $     (0.07)
                       ============   ============   ============   ============
Basic and diluted pro
 forma net loss per
 share................ $     (0.06)   $     (0.02)   $     (0.17)   $     (0.07)
                       ============   ============   ============   ============

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)
                                   (Continued)

New Accounting Pronouncements
-----------------------------

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


NOTE 4 - Line of Credit, Bank

In July 2002, the Company entered into a new credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. There was $143,423 outstanding under the Line of Credit as of September 30, 2004. The Line of Credit is collateralized by a building owned by the Company that is located in North Carolina.

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

The 10% Promissory Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. The Company has failed to remit such interest payment to the holders of the 10% Promissory Notes. The failure to pay such interest payment is an "event of Default" under the 10% Promissory Notes, although the holders of the 10% Promissory Notes have not given notice to the Company of such event of Default. The occurrence of an event of Default would result in the interest rate on the 10% Promissory Notes to be increased to 12% per annum. The Company has the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of the Company's common stock at the per diem rate of 0.003125 shares for every $1.00 of principal, or an aggregate of 2,640.625 shares per day. The Company has not tendered such shares as of September 30, 2004.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)
                                   (Continued)

The 10% Promissory Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Promissory Notes or the holders of a majority of the aggregate principal amount of the 10% Promissory Notes. As discussed in Note 6 to these unaudited consolidated condensed financial statements, in May and August 2004, the Company borrowed an aggregate of $250,000. Further, as discussed in Note 7 to these unaudited consolidated condensed financial statements, in July 2004, the Company borrowed an additional $50,000 from an officer/stockholder.

In October 2004, the Company offered to the holders of the 10% Promissory Notes one share of Company common stock for each $0.30 of principal evidenced by the 10% Promissory Notes and one share of Company common stock for each $0.23 of accrued interest due under the 10% Promissory Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Promissory Notes. The Company did agree to (a) use its best efforts to expeditiously register for resale the shares that the holders of the 10% Promissory Notes would receive in such exchange and (b) issue additional shares to the holders in the event that the Company issued shares to certain third parties for consideration less than $0.30 at any time prior to December 4, 2006. As of November 17, 2004, the holders of 10% Promissory Notes in the aggregate principal amount of $795,000 had indicated their desire to accept the Company's offer of exchange. Accordingly, the Company shall issue a total of 2,938,043 shares of Company common stock upon consummating the offer of exchange with such holders of the 10% Promissory Notes (or 3,122,845 shares of Company common stock, if all of the holders of the 10% Promissory Notes accept the Company's offer of exchange). The Company will record a debt conversion expense based upon the value of the additional shares issued as a result of reducing the conversion price upon consummating the offer of exchange.


NOTE 6 - Notes Payable and Bridge Notes

Notes Payable
-------------

In August 2004, the due date of a 6% promissory note originally issued by NPI prior to March 19, 2002 was extended to the earlier of (a) the date which is 60 days following the effectiveness of a registration statement under the Securities Act registering for resale the shares of our common stock issuable upon exercise of the warrants sold and issued with the 6% promissory note or (b) January 2, 2005. The consideration tendered by the Company in connection with the extension of the due date of the 6% promissory note was a reduction in the exercise price of the warrants sold and issued with the 6% Promissory Notes to $0.45 per share. The reduction in the exercise price of these warrants has resulted in a reduction in the conversion price of the 10% Promissory Notes to $0.45.

Bridge Notes
------------

In May 2004, the Company sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due on August 22, 2004 and (b) warrants to purchase 70,000 shares of the Company's common stock at an exercise price of $0.71 per share. The fair value of the warrants is $35,000 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note. In August 2004, the due date of such promissory note was extended to no later than January 2, 2005.

In August 2004, the Company sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due January 2, 2005 and (b) warrants to purchase 105,000 shares of the Company's common stock at an exercise price of $.45 per share. The fair value of the warrants is $31,250 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note.


NOTE 7 - Advance from Officer/Stockholder

In July 2004, an officer and stockholder advanced the Company $50,000. The advance is non-interest bearing and has no definitive repayment terms.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)
                                   (Continued)

NOTE 8 - Stockholders' Deficiency

During the nine months ended September 30, 2004, the Company sold and issued an aggregate of 750,000 shares of the Company's common stock for gross proceeds of $150,000.

On July 26, 2004, the Company entered into a term sheet that contemplates the sale to a limited liability company of up to $10 million of shares of Company common stock. The sale of such shares is subject to the prior registration of such shares for resale by the limited liability company/purchaser and the Company complying with certain other conditions. The term sheet required the Company to pay the limited liability company $10,000 in cash and issue the limited liability company 60,000 shares of Company common stock to reimburse the limited liability company for its expenses connected to the transaction. The 60,000 shares have been valued at $31,200. This reimbursement payment has been recorded as an expense.

Subsequent to September 30, 2004, the Company sold 250,000 shares of Company common stock for gross proceeds of $50,000.


NOTE 9 - Consulting Agreement

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


NOTE 10 - Commitment and Contingencies

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)
                                   (Continued)

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


NOTE 11 - Segment Reporting and Discontinued Operations

On February 4, 2004, the Company sold certain assets of Kelly Color and discontinued operating in the film processing segment. Accordingly, the Company currently operates in one segment, the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-arrangement funeral and cemetery accounts.

For all periods presented in these condensed consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At September 30, 2004, the discontinued assets and liabilities of Kelly Color are:

Assets -
   Prepaid expenses and other current assets.......... $     12,712
   Fixed assets.......................................       20,806
                                                       -------------
       Total assets................................... $     33,518
                                                       =============

Liabilities -
   Accounts payable and accrued expenses.............. $     24,522
                                                       -------------
       Total liabilities.............................. $     24,522
                                                       =============

The results of discontinued operations for the three and nine months ended September 30, 2004 and 2003 are:

                            Three Months Ended            Nine Months Ended
                               September 30,                 September 30,
                       ---------------------------   ---------------------------
                           2004           2003           2004           2003
                       ------------   ------------   ------------   ------------
Revenues.............. $        --    $   170,555    $    47,269    $   511,444
Cost of revenues......          --       (102,027)       (80,847)      (378,951)
Operating expenses....        (508)       (41,015)       (28,415)      (204,050)
                       ------------   ------------   ------------   ------------
  Net (loss) income... $      (508)   $    27,513    $   (61,995)   $   (71,557)
                       ============   ============   ============   ============


NOTE 12 - Subsequent Events

In October 2004, the Company entered into two separate consulting agreements pursuant to which the Company agreed to issue to the consultants an aggregate of
1.5 million shares of Company common stock in consideration for the consultants' agreements to provide specified services. The Company had issued an aggregate of 800,000 shares to the consultants, as of November 17, 2004.

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

Introductory Comment - Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

     o    the success of our business strategies and future plans of operations,
     o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
     o changes in the nature and enforcement of laws and regulations affecting our products, services, customers, suppliers and sales agents,
     o the competitive environments within the funeral home administrative services, pre-arranged death care services and photographic development industries,
     o    our ability to raise additional capital, if and as needed,
     o the cost-effectiveness of our product and service development activities,
     o political and regulatory matters affecting the industries in which we operate,
     o our ability to combine our various operations so that they may work together and grow successfully,
     o the market acceptance, revenues and profitability of our current and future products and services,
     o the extent that our sales network and marketing programs achieve satisfactory response rates,
     o our ability to acquire additional companies operating the death care financial services industry and ability to successfully integrate such acquirees, if any, into our operations, and
     o the other risks detailed in this Quarterly Report on Form 10-QSB and, from time-to-time, in our other filings with the Securities and Exchange Commission.

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

Financial Condition and Liquidity

We had negative working capital of $ 1,343,335 at September 30, 2004, compared to working capital of $308,284 at December 31, 2003. A company's working capital is the amount by which its current assets exceeds the amount of its current liabilities. A working capital deficiency results when the company's current liabilities exceed its current assets. The decrease in our working capital was a result of our net loss for the nine months ended September 30, 2004 which resulted in a significant reduction in our cash and cash equivalents and the reclassification of our outstanding 10% Senior Subordinated Secured Convertible Promissory Notes from a long term liability to a current liability.

Net cash used in operating activities was approximately $914,000 for the nine months ended September 30, 2004, compared to net cash used in operating activities of $277,000 for the nine months ended September 30, 2003. The increase primarily is attributable to our net loss during the current nine month period of $1,318,278 compared to $501,018 in the comparable period.

During the nine months ended September 30, 2004, NPI increased its expenditures on sales and marketing in preparation for its sales process and is continuing to enter into strategic relationships that is believed will result in sales of its products. Additionally, NPI's independent funeral home marketing division continues its affiliation with eight funeral homes in the State of New Jersey in connection with the sale of prearranged funerals and is hopeful that the purchasers of such prearranged funerals will use the insurance products underwritten by insurance companies who have licensed NPI to sell their products through such funeral homes. NPI has increased the amount expended on the creation, printing and distribution of marketing materials to penetrate the affinity marketplace and has hired a consulting firm to help increase its distribution partners. Additionally, NPI has spent monies on the development and enhancement of its internet website to be used for the rollout and subsequent marketing of its product lines. This new website also will be used for the rollout of NPI's product line to members of the California Chamber of Commerce, which is expected to occur in the last month of the fourth quarter or the first quarter of 2005. Although NPI had anticipated that some of its affinity marketing would commence within the third quarter of 2004 it appears that the end of the fourth quarter and the beginning of the first quarter of 2005 is a more realistic time frame.

ADS experienced diminishing sales for the nine months ended September 30, 2004, compared with its revenues for the nine months ended September 30, 2004. ADS experienced declining sales as a result of losing its largest client which accounted for a large portion of its revenues. Additionally, we closed our Kelly Color operations in February 2004.

Net cash used in investing activities was approximately $15,000 for the nine months ended September 30, 2004, compared to $35,000 for the nine months ended September 30, 2003. During both periods, investing activities were limited to the purchase of property and equipment.

Net cash provided by financing activities was approximately $440,000 for the nine months ended September 30, 2004, resulting from the net proceeds received from our bank line of credit which is secured by the property at which Kelly Color formerly used to conduct its operations, bridge loans in the amount of $250,000, advances by our president of $ 50,000, proceeds from the sale of common stock in the amount of $150,000, offset, in part, by a $20,00 reduction in a note payable. A $125,000 loan was made on May 22, 2004, with an original maturity date of August 22, 2004 and bearing interest at 6% per annum. We also issued warrants in connection with this loan. In August 2004, the due date of this note was extended to, in effect, January 2, 2005. In August 2004, we issued a similar 6% promissory note and warrants for gross proceeds of $125,000 due January 5, 2005. In July 2004, our president advanced us $50,000. The advance is non-interest bearing and has no definitive repayment terms. In September 2004, we sold 750,000 shares of our common stock for gross proceeds of $150,000. For the nine months ended September 30, 2003, net cash provided by financing activities was $277,000, resulting from borrowings under the Kelly Color line of credit and the sale of bridge notes.

As a result of these activities, our cash and cash equivalents decreased to $100,227 from $587,6726 at December 31, 2003.

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

The subscription agreements pursuant to which we sold the 10% Promissory Notes required us, among other matters, to register for resale under the Securities Act the shares issuable upon conversion of the 10% Promissory Notes by May 5, 2004. We are obligated, as a result of the failure to register the conversion shares by May 5, 2004, to pay to the holders of the 10% Promissory Notes a monthly fee equal to 1.5% of the principal amount of the 10% Promissory Notes for each month or portion, that we fail to cause such registration. We failed to cause such registration by May 5, 2004 and have failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares.

The 10% Promissory Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. We failed to remit such interest payment to the holders of the 10% Promissory Notes. The failure to pay such interest payment is an "event of Default" under the 10% Promissory Notes, although the holders of the 10 Promissory Notes have not given notice to us of such Event of Default. The occurrence of an Event of Default would result in the interest rate on the 10% Promissory Notes to be increased to 12% per annum. We have the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of our common stock at the per diem rate of .003125 shares for every $ 1.00 of principal or an aggregate of $ 2,640.625 shares per day. We have not tendered shares as of September 30, 2004.

The 10% Promissory Notes also prohibited additional borrowings by us, from any source, without the prior approval of the placement agent for the 10% Promissory Notes or the holders of a majority of the aggregate principal amount of the 10% Promissory Notes. As discussed in Note 6 to the unaudited consolidated condensed financial statements contained in this Quarterly Report on Form 10-QSB, in May and August 2004, we borrowed an aggregate of $250,000. Further, as discussed in
Note 7 to such unaudited consolidated condensed financial statements, in July 2004, we borrowed an additional $50,000 from an officer/stockholder.

In October 2004, we offered to the holders of the 10% Promissory Notes one share of our common stock for each $0.30 of principal evidenced by the 10% Promissory Notes and one share of our common stock for each $0.23 of accrued interest due under the 10% Promissory Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Promissory Notes. We did agree to (a) use our best efforts to expeditiously register for resale the shares that the holders of the 10% Promissory Notes would receive in such exchange and (b) issue additional shares to the holders in the event that we issued shares to certain third parties for consideration less than $0.30 at any time prior to December 4, 2006. As of November 17, 2004, the holders of 10% Promissory Notes in the aggregate principal amount of $795,000 had indicated their desire to accept our offer of exchange. Accordingly, we shall issue a total of 2,938,043 shares of our common stock upon consummating the offer of exchange with such holders of the 10% Promissory Notes (or 3,122,845 shares of our common stock, if all of the holders of the 10% Promissory Notes accept our offer of exchange). We will record a debt conversion expense based upon the value of the additional shares issued as a result of reducing the conversion price upon consummating the offer of exchange.

Plan of Operations

We intend to become a leading financial services company operating in the death care industry and seek to become involved in distribution and marketing of various products as employee and voluntary benefits outside of the death care industry. NPI has begun to market and sell pre-arrangements of death care as a voluntary benefit to corporations, unions and affinity groups as well as market and sell final expense insurance through a network of independent life agents that primarily sell to seniors. NPI's independent funeral home marketing division continues its affiliation with eight funeral homes in the State of New Jersey in connection with the sale of prearranged funerals and is hopeful that the purchasers of such prearranged funerals will use the insurance products underwritten by insurance companies who have licensed NPI to sell their products through such funeral homes. Through ADS, we intend to seek to increase the amount of pre-need trust dollars currently under our administration. Our Kelly Color subsidiary, a non-digital photographic development laboratory to the photographic profession, was closed in the latter part of 2003 as a result of declining sales due to the advent and popularity of digital photography. We sold certain of the Kelly Color assets and are seeking to sell the real estate at which Kelly Color formerly conducted its operations.

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

On June 1, 2004, NPI entered into a strategic pre-need sales and marketing agreement with Hilb Rogal & Hobbs Insurance Services of Northern California which will allow NPI to begin marketing funeral pre-arrangements to the employees and affiliates of businesses belonging to the California Chamber of Commerce. The California Chamber of Commerce represents approximately 12,000 businesses having over 2.3 million employees. NPI expects the commence marketing under this arrangement during the latter part of the fourth quarter of 2004 or during the first quarter of 2005.

On June 15, 2004, NPI received the approval to market its product to the members of the Benefits Marketing Association, an organization of over 2,000 corporate and individual members engaged in the marketing of benefits that involve the relationship between an employer and their employees, a business and their customers and an organization and their members. NPI's marketing to the members of Benefits Marketing Association commenced in the third quarter of 2004 and is expected to continue for at least the next three fiscal quarters.

On October 6, 2004, NPI entered into a Supplier Agreement with Motivano, Inc. Motivano is a technology-based seller of voluntary benefits to approximately 1 million employees of companies that offer Motivano's products. Under this agreement, commencing in the first quarter of 2005, NPI's products will be included in Motivano's offerings top such employees.

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

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business in the death care services industry. Additionally, it is apparent that we will seek to raise capital in the near future to fund operations and to execute our business model. In addition to potential capital raising activities, we have sought to have some of our outstanding debt converted to equity which we expect to consummate in the conversion in the fourth quarter of 2004. Such conversion could have a dilutive effect on our current stockholders.

There can be no assurance that we will be successful in any of its plans as discussed in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB. To the extent that we are unsuccessful in our plans to increase our cash position, we may find it necessary to further curtail some of our operations and possible future acquisitions. These matters raise substantial doubt about our ability to continue as a going concern. However, such financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. Such financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Net sales for the three months ended September 30, 2004 were approximately $55,500, almost all of which was generated by ADS. NPI historically has not generated any material revenues. As noted previously, NPI expects to start recording revenues from its new affiliations during the latter part of the fourth quarter of 2004 or in the first quarter of 2005. Although NPI had previously anticipated that it would begin to generate revenues in the third quarter of 2004, the commencement of the marketing of NPI products was delayed due to open enrollment periods for the existing voluntary benefits products that are already being sold to NPI target populations.

Operating expenses for the three months ended September 30, 2004 were approximately $438,000, of which $283,000 was generated by NPI and $134,000 was generated by ADS. Additionally, NPI issued 150,000 shares pursuant to a consulting agreement and issued 60,000 shares as a commitment fee to a potential investor resulting in an expense of approximately $106,000. Operating expenses for the three months ended September 30, 2003 were approximately $440,000, of which $132,000 was generated by NPI, $62,000 was generated by Walker and $246,000 was generated by ADS. Although the operating expenses were similar for the two comparable periods, in 2003 there were greater revenues offsetting ADS's expenses. Although we have sought to reduce the amount of labor costs at ADS after the loss of its largest client, we do not believe further reductions in these costs is possible. Since we anticipate that NPI will become our growth vehicle, we have expanded its infrastructure with the hiring of employees and increased expenditures relating to marketing.

Interest expense for the three months ended September 30, 2004 was approximately $72,000, compared to interest expense for the three months ended September 30, 2003 of $52,000. The increase in this expense was a result of an increase in the outstanding balance under the Kelly line of credit, accrued interest on our 10% Convertible Promissory Notes, and a deferred debt discount interest charge related to our issuance of warrants and the repricing of warrants related to the extension of the maturity date of the bridge notes.

As a result of the foregoing and our loss from discontinued operations, we incurred a net loss of $454,459 for the three months ended September 30, 2004, or $.06 per share, compared to a loss of 123,276, or $.02 per share, for the quarter ended September 30, 2003. Of the loss for the three months ended September 30, 2004, a loss of approximately $280,000 can be attributable to NPI, and a loss of 134,000 can be attributable to ADS.

Nine Months Ended September 30, 2004 and 2003

Net sales for the nine months ended September 30, 2004 were approximately $156,000, primarily all of which was generated by ADS. NPI expects to start achieving more substantial revenues in the fourth quarter of 2004 and the first quarter of 2005.

Operating expenses for the nine months ended September 30, 3004 were approximately $1,289,000, of which $789,000 was generated by NPI and $418,000 was generated by ADS. The operating expenses for the nine months ended September 30, 2003 were $1,507,000, of which $ 363,000 was generated by NPI and $ 913,000 was generated by ADS. We reduced the amount of labor costs at ADS after the loss of its largest client. However, since we anticipate that NPI will become our growth vehicle, we have expanded our infrastructure with the hiring of employees, development of a website and increase of expenditures relating to marketing its products.

Interest expense for the nine months ended September 30, 2004 was approximately $124,000, compared to interest expense for the nine months ended September 30, 2003 of $56,000. The increase from the prior year results from interest expenses related to our convertible debt which was not outstanding for most of the nine month period ended September 30, 2003, the interest expense related to the deferred debt discount interest charge incurred on the issuance of warrants and the repricing of exercise prices of warrants in connection with the extension of the maturity date of the bridge notes.

As a result of the foregoing and our loss from discontinued operations of approximately $62,000, we incurred a net loss of $1,318,278 for the nine months ended September 30, 2004, or $0.17 per share, compared to a loss of $501,000, or $0.07 per share, for the nine months ended September 30, 2003. Of the loss for the nine months ended September 30, 2004, a loss of $758,000 can be attributable to NPI and a loss of $263,000 can be attributable to ADS. Of the loss for the nine months ended September 30, 2003, a loss of $415,000 can be attributable to NPI and a profit of $ 46,000 can be attributable to ADS. We also had a loss from discontinued operations of $72,000 in the nine months ended September 30, 2003. The increase in the loss by NPI was a result of increased expenses of debt taken on by the Company and the issuance of stock and warrants for the Company which were expensed to NPI, consulting and investment banking fees as well as added labor, and marketing costs by NPI.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting department. We believe this resulted from continued cost cutting efforts, which resulted in the termination of employees during our fiscal year ending December 31, 2004. Management believes that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including using a bookkeeping service to review monthly closings.

Changes in Internal Controls

There were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to September 30, 2004, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2004, we issued, to a single individual, three-year warrants to purchase 150,000 shares of our common stock, exercisable at $0.45 per share, in connection with such individual's loan to us in the principal amount of $125,000. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of
Section 4(2) of the Securities Act.

In September 2004, we issued, to three accredited investors, an aggregate of 750,000 shares of our common stock for the total consideration of $150,000. We believe that the issuances of such warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.


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

The 10% Promissory Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. We failed to remit such interest payment to the holders of the 10% Promissory Notes. The failure to pay such interest payment is an "event of Default" under the 10% Promissory Notes, although the holders of the 10% Promissory Notes have not given notice to us of such event of Default. The occurrence of an event of Default would result in the interest rate on the 10% Promissory Notes to be increased to 12% per annum. We have the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of our common stock at the per diem rate of 0.003125 shares for every $1.00 of principal, or an aggregate of 2,640.625 shares per day. We had not tendered such shares as of September 30, 2004.

The 10% Promissory Notes also prohibited additional borrowings by us, from any source, without the prior approval of the placement agent for the 10% Promissory Notes or the holders of a majority of the aggregate principal amount of the 10% Promissory Notes. As discussed in Note 6 to the unaudited consolidated condensed financial statements contained elsewhere in this Quarterly Report on Form 10-QSB, in May and August 2004, we borrowed an aggregate of $250,000 and issued warrants to purchase a total of 175,000 shares of our common stock. Further, as discussed in Note 7 to the unaudited consolidated condensed financial statements contained elsewhere in this Quarterly Report on Form 10-QSB, in July 2004, we borrowed an additional $50,000 from an officer/stockholder.

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

In October 2004, we offered to the holders of the 10% Promissory Notes one share of our common stock for each $0.30 of principal evidenced by the 10% Promissory Notes and one share of our common stock for each $0.23 of accrued interest due under the 10% Promissory Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Promissory Notes. We did agree to (a) use our best efforts to expeditiously register for resale the shares that the holders of the 10% Promissory Notes would receive in such exchange and (b) issue additional shares to the holders in the event that we issued shares to certain third parties for consideration less than $0.30 at any time prior to December 4, 2006. As of November 17, 2004, the holders of 10% Promissory Notes in the aggregate principal amount of $795,000 had indicated their desire to accept our offer of exchange. Accordingly, we shall issue a total of 2,938,043 shares of our common stock upon consummating the offer of exchange with such holders of the 10% Promissory Notes (or 3,122,845 shares of our common stock, if all of the holders of the 10% Promissory Notes accept our offer of exchange).


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

 Exhibit
 Number      Description
 -------     -----------
  10.1       Promissory note, dated August 5, 2004, of Walker Financial
             Corporation in the principal amount of $300,000 and payable to Cindy Dolgin.
  10.2       Warrant certificate, dated August 5, 2004, registered in the name of Cindy Dolgin.
  10.3       Investment Banking Consulting Agreement, dated as of October 5,
             2004 between The Vantage Group Ltd. and Walker Financial
             Corporation.
  10.4       Consulting Agreement, dated as of October 5, 2004, between Phoenix
             Holdings, LLC and Walker Financial Corporation.
  31.1       Certification of Chief Executive and Chief Financial Officer
             pursuant to Rule 13a-14(a) promulgated under the Securities Act of 1934, as amended.
  32.1       Certification of Chief Executive and Chief Financial Officer
             pursuant to Rule 13a-14(b) promulgated under the Securities Act of 1934, as amended.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 19, 2004        Walker Financial Corporation


                                By:            /s/ Mitchell S. Segal
                                    --------------------------------------------
                                             Mitchell S. Segal, President
                                    (Principal Executive and Accounting Officer)

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2004

                                  EXHIBIT INDEX

 Exhibit
 Number      Description
 -------     -----------
  10.1       Promissory note, dated August 5, 2004, of Walker Financial
             Corporation in the principal amount of $300,000 and payable to Cindy Dolgin.
  10.2       Warrant certificate, dated August 5, 2004, registered in the name of Cindy Dolgin.
  10.3       Investment Banking Consulting Agreement, dated as of October 5,
             2004 between The Vantage Group Ltd. and Walker Financial
             Corporation.
  10.4       Consulting Agreement, dated as of October 5, 2004, between Phoenix
             Holdings, LLC and Walker Financial Corporation.
  31.1       Certification of Chief Executive and Chief Financial Officer
             pursuant to Rule 13a-14(a) promulgated under the Securities Act of 1934, as amended.
  32.1       Certification of Chief Executive and Chief Financial Officer
             pursuant to Rule 13a-14(b) promulgated under the Securities Act of 1934, as amended.