Form 10KSB
period 2004-12-31
WALKER FINANCIAL CORP
filed 2005-04-15
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   Form 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

                         Commission file number: 0-5418

                          Walker Financial Corporation
                 (Name of small business issuer in its charter)

                 Delaware                                       13-2637172
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

           990 Stewart Avenue - Suite 60A                         11530
                Garden City, New York                           (Zip Code)
      (Address of principal executive offices)

Issuer's telephone number: (516) 832-7000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.10 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's net revenues for its most recent fiscal year: $240,808

The aggregate market value of the 7,175,599 shares of voting and non-voting common equity stock held by non-affiliates (all shareholders other than directors, executive officers and 5% or greater shareholders) of the registrant was $2,224,436, as of April 13, 2005, based on the last sale price of the registrant's common stock on such date of $0.31 per share, as reported by OTC Bulletin Board.

There were a total of 13,393,102 shares of the registrant's common stock outstanding as of April 8, 2005.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

                                     PART I

Item 1. Description of Business.

General

We create, provide and market death care financial service products, currently focusing on pre-arrangement and pre-need products. Pre-arrangement and pre-need products allow individuals to secure the funding for their future funerals prior to their death and, in some incidences, the goods, materials and services required in connection with such funerals. For pre-need funding products, we act as agent in the sale of life insurance policies in amounts ranging from $3,000 to $15,000. The proceeds of each of these insurance policies are used for the payment of the policy holder's funeral costs. An individual additionally can freeze or guarantee the price of their future funeral by pre-arranging their funeral. This process entails an individual choosing, prior to their death, the type of interment process they desire (burial or cremation), visitation and religious services at the funeral parlor or elsewhere and the desired type of caskets and other goods, materials and services to be utilized in connection with the funeral of the policy holder.

We have established a work-site and affinity marketing strategy that contemplates positioning the pre-arrangement of death care as a voluntary or contributory benefit for corporations, unions, and affinity groups to offer their employees or members. In this regard, we seek to market pre-need funding products and the ability of individuals to take this funding and use it to purchase a pre-arrangement at a funeral homes by introducing these products to individuals as a benefit of their employment or union membership similar to the way they are introduced to health insurance, life insurance, dental insurance and legal plans. The funding products that we sell are called pre-need insurance policies. These insurance policies are similar to a fixed-pay whole-life insurance policy with an inflation rider. An inflation rider acts to increase the policy amount annually to compensate for any increase in the cost of the funeral services and materials due to inflation. The policy value grows over time, which acts as a hedge against inflation and rising funeral prices. The policy can be assigned to a funeral home when a pre-arrangement contract is executed. The funeral home uses the proceeds of the policy to cover the costs of the funeral contracted for. If a prearrangement is not made, the policy proceeds can be used by the descendant's beneficiaries to cover the costs of their own funerals.

Our NPI subsidiary has entered into various third party marketing agreements which allow NPI to market our pre-need funding products to employees in the workplace, individuals belonging to unions and to individuals belonging to various associations. These marketing agreements are with larger and more established insurance agencies which sell a variety of other insurance products (e.g., health insurance, group life insurance and long term care insurance) to their clients and allows NPI to market our products to their clients in return for the sharing of commissions upon the sale of our products. These agreements additionally allow NPI to keep its sales costs low until such time, if ever, when we are capable of supporting a full-time sales force.

Our ADS subsidiary is involved in the administration of monies in trust that are used for the payment of pre-arranged funerals upon the death of an individual. These trust accounts are created by an individual entering into a pre-arrangement contract with a funeral director. Instead of funding a pre-arrangement with a pre-need insurance policy, some funeral directors suggest that an individual place funds into trust. That trust account is professionally money managed by unaffiliated third party's and the account is assigned to the funeral home, similar to the pre-need insurance policy, and used by the funeral director to cover the funeral costs of that individual's funeral upon their death. ADS provides accounting and administrative functions in reporting annually on the funds in each trust account, in addition to the administration of the funds upon an individual's death.

In addition to the funeral related products we are currently marketing, we are seeking to enlarge our product line by adding other employee benefit products and services to market within the workplace that benefit the "baby boomer" and senior populations. The baby boomer population consists of those persons born between the years of 1946 and 1964. In the United States, 78 million people were born during this time period, according to BoomersInternational.org.

The Company's products may include other insurance-related products, such as disability insurance, long term care legal plans and other voluntary benefits. We may seek to acquire agencies and companies that currently market these other products.

We entered the death care pre-arrangement business as a result of its acquisitions of NPI and ADS in March 2002. Through our Kelly Color subsidiary, we acted as a film processor for professional photographers, our historical business since incorporation in 1967. We discontinued the operations of Kelly Color in February 2004.

National Preplanning, Inc.

NPI is our marketing arm and primary face to the end consumer. Through this business unit, we cultivate corporations, unions, affinity groups, their employees and members as clients ("Captive Audience Clients") for our final expense and pre-need insurance products. In addition, NPI has entered into third party sales and marketing agreements with firms that will become distribution channels for our products. The firms range from insurance agencies to enrollment firms (firms which enroll individuals in various insurance programs) which market and sell a variety of insurance and benefit products to the same corporate, union and association clients that we seek to sell our product to. NPI provides these marketing partners marketing materials and private labels our web based enrollment site in their name as they introduce our products to these clients in conjunction with the existing products which they already sell to them. NPI will share insurance commissions with these marketing partners upon the sale of our products.

To support its marketing efforts and to provide end consumers an easy-to-use self-service environment, NPI has developed a technology platform that allows an individual to choose their selection of death care funding options services in a matter of minutes via the Internet. This technology lends itself to the work-site and affinity marketing strategy we employ.

In an effort to provide potential consumers more value upon the purchase of one of a final expense or pre-need insurance products that we sell, NPI seeks to enter into arrangements with funeral homes whereby we can direct purchasers of funding products to funeral homes which will not only use the funding purchased to allow them to secure a pre-arranged funeral but also to offer them a discount of ten percent. To this end, NPI has entered into an agreement with Stewart Enterprises, the third largest funeral home operator to accept the funding purchased against a pre-arrangement that they purchase from Stewart Enterprises and discount that pre-arrangement ten percent. Consequently, NPI does not sell any death care or funeral service packages directly but rather sells a life insurance product that is used to fund such a person that is purchased from a funeral home directly.

In addition, NPI intends to create a funeral pre-arrangement program for individuals that will be sold through retail outlets. NPI anticipates to commencement of the marketing of this pre-arrangement program by the end of 2006. This strategy is intended to enable NPI to reach the general market simultaneous with the work-site and affinity marketing strategy currently being pursued. This effort anticipates our creation of a self-planning software kit comprised of CD-ROM and instruction booklet. In addition, this product should enable NPI to achieve broad consumer market distribution through retailers and reach individuals nationwide, as a financial services software product. The CD-ROM is intended to provide consumers with general information about funeral planning and pre-arrangement products along with and web-links to a NPI web-site for product fulfillment. We anticipate that the CD-ROM will be completed and available for distribution by the end of calendar year 2006.

NPI has not generated any significant revenues through March 31, 2005.

American DataSource, Inc.

ADS was formed in 1984 as a provider of trust administrative services to independent funeral homes across the U.S. ADS utilizes a proprietary software system to administer pre-need funeral and cemetery trust funds of independent and corporate owned funeral homes and cemeteries throughout the United States. ADS currently administers over $40 million in pre-need assets.

The trust administration business consists of detailed record keeping, management of all contracts between the funeral provider and the customers, allocations of trust earnings and expenses to the individual participants in the trust, tax reporting, and reconciliation of the trust statement to the books on a monthly basis.

ADS achieves revenues by generating trust administration fees on pre-arranged monies funded through trust. We view the administration market of these assets as a growth vehicle while simultaneously enabling us to differentiate ourselves from our competitors by offering full-service funding options.

Although prearranged funerals are funded through either the purchase of a final expense or pre-need insurance policy or by placing monies in trust, NPI's marketing efforts are primarily focused on the marketing and selling of insurance. Our ADS subsidiary seeks to market its services directly to funeral homes and funeral home associations as opposed to direct to consumer marketing by having consumers fund their pre-arrangements by placing monies in trust.

Strategy

Work-site and Affinity Marketing

Pre-arranged funeral products were traditionally marketed out of funeral homes through local direct mail advertising campaigns. We believe, however, that we can gain a greater market share into the consumer marketplace by marketing pre-arranged funerals as a voluntary benefit that an employer, union, or other affinity group may offer to its employees or members. A variety of insurance products are not marketed through these channels.

Work-site and affinity marketing is largely comprised of the sale of voluntary benefits through employers or affinity groups. This marketing strategy has seen enormous growth in the past few years for several reasons.

o From a product provider's standpoint, work-site/affinity marketing reduces customer acquisition costs, improves sales conversion ratios (i.e., the amount of sales that occur as a percentage of the target population), allows for effective customer targeting and segmentation, reduces customer maintenance costs, and increases customer retention. We believe our use of work-site and affinity marketing strategies for our final expense and prearrangement products will provide us with these same benefits.

o From an employer or affinity group perspective, the opportunity to offer products to its employees and members at no cost has been highly valued. It is an easy way to offer more value to employees or members at no cost. As a result, the scope of these voluntary product offerings has grown dramatically, but still does not appropriately address death care products and services. We believe this will change over the coming years as, according to Families & Work Institute 12% of American workers are currently caring for an older person and this figure is expected to grow in the next few years.

Target Market Characteristics: Age and Income Segments

Pre-arrangement products have historically been marketed to individuals who are 65-85 years of age. However, based upon the graying, or aging, of the "baby boomer generation," which consists of those persons born between 1946 and 1964, we believe there is an opportunity to expand this age bracket to include the aging baby boomer market, as the baby boomers address their personal financial and retirement needs. We believe aging Baby Boomers have a higher likelihood to purchase funeral related and pre-need products because Baby Boomers typically:

o     seek out customized products and services;
o     desire to control all aspects of their lives; and
o     are independent thinkers and develop their own ideas.

The pre-need product fits well with these traits. Considering these facts, we define our target market broadly as those individuals aged 41 to 85, spanning the baby boomer and senior markets.

Based upon market intelligence gained in our past and current marketing efforts, we believe our products are best suited for middle to lower income individuals (adjusted gross income of $35,000 to $75,000) with a minimal to moderate level of financial sophistication. In addition, the pre-arrangement product is well received by individuals who are methodical self-planners as well as those who have witnessed the financial and emotional hardships placed on those who have made funeral arrangements for recently deceased loved ones. Further, NPI's products appeal to savers as well as business-minded individuals who realize that making funeral arrangements is a very emotional process and want to ensure those planning their funeral are not taken advantage of at a time when they are vulnerable. Finally, National Preplanning's products may appeal to people who choose to assemble their own financial plan without employing the services and incurring the fees of a financial planner.

Distribution

NPI is a wholesaler of final expense and pre-need insurance. The products are for the most part identical except that a pre-need insurance policy is assigned to a particular funeral home in conjunction with a pre-arrangement contract with that funeral home at the time of issuance as opposed to a final expense policy which may or may not be assigned to a particular funeral home. Being a wholesaler, NPI does not have a direct field sales force and has created relationships with agents and brokers and other intermediaries that currently sell voluntary products into large affinity groups. These agents and brokers become licensed under NPI's managing general agency and then resell the prearrangement products on NPI's behalf. The parties share commissions upon a sale.

Aggregators

Another key component of NPI's marketing strategy involves striking relationships with organizations that have aggregated large pockets of NPI's targeted clients. These organizations include unions, associations, financial institutions, churches and/or employers.

Benefits Delivery Companies

In order to reach employee populations, NPI partners with benefits administration firms that also offer their clients a portfolio of optional benefits. Benefit delivery companies are basically insurance agencies that solely use a web based platform for the distribution, administration and enrollment of core and voluntary benefits to employees on behalf of their employers. This will directly integrate the pre-need product with the benefits delivery platform, which enables NPI to penetrate thousands of work-site locations.

Online Distribution Partnerships

NPI also may establish marketing partnerships with established online insurance marketplaces for the distribution of pre-need products. As NPI pursues this strategy, it will initiate discussions with large, established sites that have proven consumer traffic volume that fits the demographic profile of the NPI consumer population.

Industry

The death care industry is projecting over $17 billion in revenues for 2004, with over $5 billion derived from the prearrangement of death care services. (Source: National Funeral Directors Association). This market is expected to rise at a rate of one percent annually, despite increases in life expectancies and improvements in healthcare. The United States Bureau of the Census also projects that the number of deaths in the U.S. will increase by one percent per year, from 2.4 million in 2000 to 2.6 million in 2010. Due to a market focus on one of life's certainties, the death care industry is not exposed to a significant risk of recession and, based on third party projections, the industry is expected to continue to grow steadily.

This growth rate is, in part, due to the graying of the baby boomer generation, which has, and we believe will continue to have, a tremendous effect upon the death care industry for the next 20 to 30 years. This generation includes 78 million Americans born between 1946 and 1965 and represents nearly 30% of the total U.S. population according to the US Bureau of the Census. Baby Boomers have changed the death care industry in several key ways. First, they have demanded more personalized service from funeral service providers. Second, they have pushed for the ability to pre-arrange funerals and finally, they have shown more interest in cremation. These changes have led to a significant shift in death care industry offerings.

Specifically focusing on pre-arrangements, historically, these products were marketed out of funeral homes through local direct mail advertising campaigns. The product emerged as a new revenue stream for funeral service providers who were looking to expand revenue and capitalize upon "pre-event" marketing. Today, the aging of the "baby boomer" population is expected to increase the demand for pre-arrangement services for the next 20 to 30 years.

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

Various death care industry constituents, insurance companies and insurance agencies and agents market various forms of final expense and prearrangement products. We believe, however, that our strategy of marketing these products to Captive Audience Clients is unique based upon its knowledge of existing industry competition. Although we may have an initial lead in targeting this consumer category, there is nothing to prevent our competitors from copying our marketing strategy. Additionally, our efforts have revealed that we are subject to the timing and desire of our marketing partners as to when they wish to commence the marketing of our products.

Our general impression is the average life insurance agent believes that funeral costs can be covered by life insurance products and, as a result, NPI's products are not needed. This may affect the amount of marketing agreements we may ultimately be able to enter into. However, it is important to point out that a level term policy generally does not include an inflation rider (previously defined) and the pre-need policy sold by us does include such a rider. Similarly, financial planners may advocate that consumers prepare financially for their own funeral costs by purchasing low risk investments that offer better yields than NPI's products.

Traditional insurance agents and brokers may become valuable distributors of NPI's products after they receive more education on our products. We believe that insurance agents/brokers, as well as financial planners, will particularly appreciate the funeral rate lock feature of NPI's products, which differentiates this offering from other financial products.

Provider Funeral Homes (Independent and Conglomerate)

Independent and conglomerate funeral homes alike are attempting to market prearrangement products today. We do not view these groups as competitors. Rather, we believe that NPI can become a marketing infrastructure that can be utilized by either independent or conglomerate funeral homes to improve their ability to achieve revenues from the sale of pre-arrangement products. Our marketing infrastructure enables independent and conglomerates alike to achieve their key goals - increasing market share in their respective geographic regions while reducing internal costs associated with marketing and administration. As a result, we view these two groups to be potential fulfillment partners. In fact, this is a significant differentiator for us as we seek to aggressively expand our network of participating funeral home providers.

Other Competitors

To the extent that third party marketers, insurance agencies, banks, trust companies, administrators and/or software companies enter the prearrangement market, we expect some competition from these arenas. However, we believe our structure, product mix, marketing strategy, and business partners will enable us to gain market traction more quickly.

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

The insurance laws and regulations of all United States jurisdictions also require individuals who engage in agency, brokerage and certain other insurance service activities to be licensed personally. These laws and regulations also govern the sharing of insurance commissions with third parties. We believe that any payments made by or received by us are in compliance with applicable laws and regulations. However, should any regulatory authority take the position, and prevail, that certain payments by us violate the insurance laws and regulations relating to the payment or sharing of commissions, that regulatory authority could require that we stop making or receiving those payments or that the entities receiving or making those payments become licensed. In addition, if this were to occur, the regulatory authority could impose fines or penalties on us. We believe, however, that we could continue to operate our business by requiring that these entities be licensed or by making payments directly to licensed individuals.

Employees

We currently have eight full time employees, with two in management, two in business development and sales and four in administration. Currently, there exists no organized labor agreements or union agreements between our employees and us. We believe that our relations with our employees are good.

We have entered into a consulting agreements with a variety of industry professionals which call for the consultants to introduce us to potential marketing partners that may be interested in distributing our products to their customers.

Financing Activities During Our 2004 Fiscal Year

In December 2003, we sold and issued 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $845,000 and due in December 2006. The proceeds generated from sale and issuance of the 10% Promissory Notes were used for working capital and capital expenditure purposes. The 10% Promissory Notes were originally convertible into shares of our common stock at $0.71 per share through December 5, 2005 and $1.25 thereafter. The subscription agreements pursuant to which we sold the 10% Promissory Notes, required us, among other matters, to register for resale under the Securities Act the shares issuable upon conversion of the 10% Promissory Notes by May 4, 2004. We were obligated, as a result of the failure to register the conversion shares by May 5, 2004, to pay the holders of the 10% Promissory Notes a monthly fee equal to 1.5% of the principal amount of the 10% Promissory Notes for each month or portion, that we failed to cause such registration. We failed to cause such registration by May 5, 2004 and failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares. The 10% Promissory Notes required an interest payment on July 1, 2004 in the aggregate amount of $ 49,057. We failed to remit such interest payment to the holders of the 10% Promissory Notes. The failure to pay such interest payment is an "Event of Default" under the 10% Promissory Notes, although the holders of the 10% Promissory Notes did not give notice to us of such Event of Default. The occurrence of an Event of Default would result in the interest rate on the 10% Promissory Notes to be increased to 12% per annum. We had the right to avoid the declaration of an Event of Default due to the failure to tender the July 1, 2004 interest payment by issuing the holders additional shares of our common stock at the per diem rate of .003125 shares for every $1.00 of principal or an aggregate of 2,640.625 shares per day. The 10% Promissory Notes also prohibited additional borrowings by us, from any source, without the prior approval of the placement agent for the 10% Promissory Notes or the holders of a majority of the aggregate principal amount of the 10% Promissory Notes. In May and August of 2004, we borrowed an aggregate of $250,000. Further, we borrowed an additional $62,500 from an officer/stockholder. In October 2004, we offered to the holders of the 10% Promissory Notes one share of our common stock for each $.30 of principal evidenced by the 10% Promissory Notes and one share of our common stock for each $ .23 of accrued interest due under the 10% Promissory Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Promissory Notes. We agreed to (a) use our best efforts to expeditiously register for resale the shares that the holders of the 10% Promissory Notes would receive in such exchange and (b) issue additional shares to the holders in the event that we issued shares to certain third parties for consideration less than $ .30 at any time prior to December 4, 2006. In January 2005, the holders of 10% Promissory Notes aggregating $795,000 in principal amount exchanged their 10% Promissory Notes and related rights, including rights to receive accrued interest and fees for the failure to register the conversion shares underlying their 10% Promissory Notes, into a total of 2,936,890 shares of our common stock. We will record a debt conversion expense in the first quarter of our fiscal year ending December 31, 2005 based upon the value of the additional common stock that we issued as a result of reducing the conversion price upon consummating the offer of exchange.

In July 2002, we entered into a credit facility with a bank consisting of a $150,000 secured line of credit with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. The line of credit was modified in June 2004 and, as modified, requires monthly payments of $ 1,225.00, commencing on July 21, 2004 with a final payment due on June 21, 2005. There was $145,612 outstanding under this line of credit as of December 31, 2004. As of March 31, 2005, the amount outstanding under this line of credit was reduced to $143,350. The line of credit is collateralized by property we own that is located in North Carolina and was formerly utilized in the operations of our discontinued Kelly Color operations.

In May 2004, we sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due on August 22, 2004 and (b) warrants to purchase 70,000 shares of our common stock at an exercise price of $ .71 per share. The fair value of these warrants is $35,000 using the Black Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of the promissory note. In August, 2004, the due date of such promissory note was extended to no later than January 2, 2005 and the exercise price of the warrants were reduced to $.45. The maturity date of this note has not been further extended and, as of March 31, 2005, the principal amount due under the note remains at $125,000.

In July 2004, Mitchell S. Segal, our president, chief executive and financial officer and a stockholder, advanced the Company $50,000.00. In December 2004, this officer and stockholder advanced to us an additional $12,500.00. These advances are non-interest bearing and have no definitive repayment terms. As of March 8, 2005, we repaid the officer and stockholder a total of $22,500.00 of the advances.

In August 2004, the due date of a 6% promissory note originally issued by NPI prior to March 19, 2002 was extended to the earlier of (a) the date which is 60 days following the effectiveness of a registration statement under the Securities Act registering for resale the shares of our common stock issuable upon exercise of the warrants sold and issued with the 6% promissory note or (b) January 2, 2005. The consideration tendered by us in connection with the extension of the due date of the 6% promissory note was a reduction in the exercise price of the warrants sold and issued with the 6% promissory note to $.15 per share. In January 2005, the maturity date of the 6% promissory note was extended to December 31, 2005.

In August 2004, we sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due January 2, 2005 and
(b) warrants to purchase 105,000 shares of our Company's common stock at an exercise price of $.45 per share. The fair value of the warrants is $31,250 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note. The maturity date of this note has not been further extended and, as of March 31, 2005, the principal amount due under the note remains at $125,000.

On November 24, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to obtain up to $6.0 million in equity financing from Fusion Capital. Under this agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued shares of our common stock over a period of up to 24 months. We have the right to control the timing and the amount of stock sold, if any, to Fusion Capital. Pursuant to the agreement, we issued to Fusion Capital, as a commitment fee, 794,702 shares of our common stock. We had previously issued to Fusion Capital 60,000 shares of our common stock upon signing a letter of intent in August 2004. Fusion Capital's purchase of the $6.0 million of our common stock will commence upon the fulfillment of certain conditions, including our obligation to register for resale the shares of our common stock to be acquired by Fusion Capital pursuant to the agreement. Upon completion of this funding, at our sole discretion, we have the right to enter into a new agreement with Fusion Capital covering the sale of up to an additional $6.0 million of our common stock. We are currently in negotiations with Fusion Capital regarding amending certain of the terms of the agreement. We can offer no assurances that the terms of any amendment to our agreement with Fusion Capital will be beneficial to us or that any amendment will be agreed upon by the parties.

Principal Offices

The principal offices of the Company are located at 990 Stewart Avenue - Suite 60A, Garden City, New York 11530; telephone (516) 832-7000; facsimile (516) 832-7875.

Risk Factors

Our business, operations and financial condition are subject to numerous risks and uncertainties, including those set forth elsewhere in this Annual Report on Form 10-KSB and below.

Risks Relating to Our Business

o We Have a History Of Losses Which May Continue. We incurred a net loss of $1,924,219 for the year ended December 31, 2004. We incurred a net loss of $1,209,460 for the year ended December 31, 2003. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our net sales. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These matters raise substantial doubt about our ability to continue as a going concern.

o We Have a Limited Operating History With Which to Judge Our Performance. While our company was incorporated in 1967, we only have recently entered into the pre-need death care and employee benefit industry. While our management has been involved in the death care pre-need industry for a number of years, we have only a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks associated with early stage enterprises. These risks apply particularly to us because the markets for our technology and products are new and rapidly evolving. We cannot assure shareholders that our business strategy will be successful or that we will successfully address these risks. Our failure to do so could materially adversely affect our business, financial condition and operating results.

o If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and if We do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution. We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $1.0 million to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

o If We Are Unable to Retain the Services of Mr. Segal, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in the Pre-Death Care Services or Employee Benefits Industries, We May Not Be Able to Continue Our Operations. Our success depends to a significant extent upon the continued service of Mr. Mitchell S. Segal, our President and Chief Executive Officer. Loss of the services of Mr. Segal could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Segal. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in the pre-death care services and employee benefit industries. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

o Our Auditors Have Recognized a Material Weakness in Our Internal Controls. During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting department. We believe this resulted from continued cost cutting efforts, which resulted in the termination of employees during our fiscal year ending December 31, 2004. Management believes that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including using a bookkeeping service to review monthly closings. However, there can be no assurance that our auditor will agree that our changes are adequate or effective.

o Many of Our Competitors Are Larger and Have Greater Financial and Other Resources than We Do and Those Advantages Could Make it Difficult for Us to Compete with Them. The pre-need death care industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results. Although not many of these competitors are seeking to market within the employee benefit/workplace marketplaces, our NPI subsidiary has zero market share in the sale of pre-need funding products, as NPI has just begun the commencement of marketing.

o Any Decreases in Insurance Premiums and Commission Rates, Which are set by the Insurers and Outside Our Control, Could Result in Decreases in Commissions Payable to Us. We are engaged in insurance agency and brokerage activities and derive revenue from commissions on the sale of insurance products to clients that are paid by the insurance underwriters from whom our clients purchase insurance. These commission rates are set by insurance underwriters and are based on the premiums that the insurance underwriters charge. Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within our control, include the capacity of insurance underwriters to place new business, underwriting and non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability of alternative insurance products to consumers. We cannot predict the timing or extent of future changes in commission rates or premiums. As a result, we cannot predict the effect that any of these changes will have on our operations. These changes may result in revenue decreases for us. These decreases also may adversely affect our results of operations for the periods in which they occur.

o Increased Advertising or Better Marketing by Our Competitors, or Increased Services From Internet Providers, Could Cause Us to Lose Market Share and Revenues, or Cause Us to Incur Increased Costs in Order to Retain or Recapture Market Share. In recent years, marketing through television, radio and print advertising, direct mailings and personal sales calls has increased with respect to the sales of pre-need funeral services. Extensive advertising or effective marketing by competitors could cause us to lose market share and revenues, or cause us to increase our own marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs to vary our own types or mix of products or services in response. Also, increased use of the Internet by customers to research and/or purchase products and services could ca1use us to lose market share to competitors offering to sell products or services over the Internet.

o The Increasing Number of Cremations in The United States Could Cause Our Revenues to Decline Because We Could Lose Market Share to Firms Specializing in Cremations. Traditional cemetery and funeral service operators face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremation will represent approximately 36% of the United States burial market by the year 2010, compared to 25% in 1999. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (without a funeral service, casket or urn, niche in a mausoleum or columbarium or burial) produce lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well. These trends could result in our receiving lower commissions.

o Changes or Increases in, or Failure to Comply With, Regulations Applicable to Our Business Could Increase Our Costs. The funeral and pre-need services industries are subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate pre-need sales. From time to time, governments and agencies propose to amend or add regulations, which could increase our costs.

o We May be Unable to Implement Our Acquisition Growth Strategy, Which Could Harm Our Business and Competitive Position. Our business strategy includes making strategic acquisitions of other companies or businesses within the death care, financial services, insurance or employee benefits industries. Our continued growth will depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance our businesses. The competition for acquisition candidates is intense and we expect this competition to increase. There is no assurance that we will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, we may not be able to realize the anticipated results of future acquisitions. In implementing our acquisition growth strategy, we may encounter:

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

o Our financial condition and results would be negatively affected if we acquired any business and, thereafter, are required to write down goodwill and other intangible assets associated with such acquired business. We anticipate growing our company through acquisitions. If we were to acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets shall be determined by the excess of the purchase price over the net identifiable assets acquired. We have adopted Statement of Financial Standards, or SFAS, No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at least annually, or more frequently if impairment indicators arise. Other intangible assets will continue to be amortized over their useful lives. We also have adopted SFAS No. 144, which requires us to review for impairment long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Accordingly, we will be required to write down the value of acquired goodwill and intangible assets, under these accounting standards, if we determine goodwill or intangible assets are impaired. Any such write-down would have a negative effect on our stockholders' equity and financial results.

o Acquisitions could result in operating difficulties and other harmful consequences to us. If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products. The process of integrating the operations of any acquisition may create unforeseen operating difficulties and expenditures and is itself risky.

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

o Our Principal Stockholders, Officers And Directors Own a Substantial Interest in Our Voting Stock And Investors May Not Have Any Voice in Our Management. Our officers and directors, in the aggregate, beneficially own approximately 30.0% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to control substantially all matters submitted to our stockholders for approval, including:
      o     election of our board of directors;
      o     removal of any of our directors;
      o     amendment of our certificate of incorporation or bylaws; and
      o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

      As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

o We have a significant amount of debt and we may incur additional debt. As of December 31, 2004, we had outstanding debt, other trade debt, in the aggregate amount of $1,554,847. This debt includes the amount outstanding under our 10% Senior Subordinated Secured Promissory Notes, our line of credit secured by real estate owned by Kelly Color, bridge notes aggregating $355,000 in principal amount, advances from an officer/stockholder and a note payable issued by NPI prior to its acquisition by our company with an outstanding balance of $105,000 at December 31, 2004. This debt could have important consequences on us, including:

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

      During the first quarter of our 2005 fiscal year, we issued an aggregate of 2,936,890 shares of our common stock in exchange for cancellation of our obligations, including accrued interest of $65,985, under our 10% Senior Subordinated Secured Convertible Promissory Notes in the principal amount of $795,000.

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

o We have significant debt due within the next twelve months and we may not generate sufficient cash from operations or have the ability to borrow to pay such debt when due. Our ability to pay our current liabilities when they become due primarily depends on our ability to obtain cash from:
      o     cash generated from operations,
      o     borrowings,
      o the sale of real property, including building and improvements, at which Kelly Color formerly conducted its operations,
      o     possible restructuring of existing debt, and
      o     further cost reductions.

      We intend to utilize cash generated from operations, the sale of the Kelly Color property and borrowings to meet our current obligations as they become due. We anticipate that cash from operations, along with amounts from borrowings and refinancing of current obligations, should be sufficient to allow us to pay our current debts when they become due. However, if we do not generate significant cash flow from operations, and we are unable to borrow additional funds, sell our the Kelly Color property at a price resulting in net proceeds to us and/or refinance our current debt, it is unlikely that we would be able to pay all of our current liabilities when they become due. If we do not pay all of our current obligations when they become due, the holders of the liabilities could force us into bankruptcy, which could adversely affect our company and the value of our outstanding securities.

Risks Relating to Our Common Stock

o If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market. Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

o Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
      o that a broker or dealer approve a person's account for transactions in penny stocks; and
      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
      o obtain financial information and investment experience objectives of the person; and
      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
      o sets forth the basis on which the broker or dealer made the suitability determination; and
      o requires that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Employees

We had a total of eight employees as of March 31, 2005. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Major Customer

Sales to three customers represented an aggregate of approximately $209,019, or 88%, of our total revenues for our fiscal year ended December 31, 2004. Sales to one customer, SCI, represented $800,123, or 48%, of our total sales for the year ended December 31, 2003. SCI ceased doing business with us during the fourth quarter of our 2003 fiscal year.

Item 2. Description of Property.

Our executive offices are located at 990 Stewart Avenue - Suite 60A, Garden City, New York 11530. These offices, which comprise a total of 700 square feet, are rented under a lease terminating in July 2005. The lease for these premises provides for a base rental expense of $2,400, subject to annual escalation provisions.

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

ADS leases offices located at 13111 Norwest Freeway - Suite 100, Houston, Texas 77040. These offices contain approximately 3,000 square feet and are leased from an unaffiliated third party for a monthly base rental of approximately $3,000. The lease expires in June 2005.

We intend to renew our Garden City, New York and Houston, Texas facilities, which we believe are adequate for our current requirements. The landlords for these properties have indicated their intent to permit such renews on substantially similar terms to the terms of the present leases.

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

                                                     High Bid      Low Bid
                                                     --------      -------
Fiscal Year Ended December 31, 2003
First quarter.....................................     $0.80       $ 0.15
Second quarter....................................      0.75         0.20
Third quarter.....................................      0.55         0.25
Fourth quarter....................................      0.50         0.25

Fiscal Year Ended December 31, 2004
First quarter.....................................     $0.65        $0.20
Second quarter....................................      1.50         0.35
Third quarter.....................................      0.55         0.16
Fourth quarter....................................      0.76         0.16

Record Holders

As of March 31, 2005, there were 225 record holders of our common stock. We believe that there are approximately 1,100 beneficial holders of our common stock, based on information gathered in connection with our most recently held annual meeting of our stockholders

Dividends

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004:
o the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our stockholders and those granted under plans, including individual compensation contracts, not approved by our stockholders (column A),
o the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and
o the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

                                       Equity Compensation Plan Information

                                        Column A                      Column B                   Column C
                                                                                             Number of shares
                                        Number of                                         remaining available for
                                   shares to be issued            Weighted average         future issuance under
                                    upon exercise of              exercise price of         equity compensation
                                  outstanding options,           outstanding options      plans (excluding shares
                                   warrants and rights           warrants and rights      reflected in column A)
                               ---------------------------   -----------------------    ---------------------------
Equity incentive plans
   approved by stockholders               652,170                      $0.28                       160,293
Equity incentive plans not
   approved by stockholders               933,026                      $0.26                Not applicable

Totals                                  1,585,196                      $0.27                       160,293


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

Recent Sales of Unregistered Securities

In September and October 2004, we sold and issued, in a transaction complying with the requirements of Regulation D, an aggregate of 1 million shares of our common stock to a total of three accredited investors at an aggregate purchase price of $200,000. We believe that the issuance of such common stock was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

On January 5, 2005, we issued a total of 2,936,890 shares of our common stock to the holders of our outstanding 10% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 in exchange for such holders waiving substantially all of their rights under their respective 10% Promissory Notes, including their right to payment of principal and interest due under their 10% Promissory Notes. The accrued interest due under such 10% notes totaled approximately $65,985. The 10% Promissory Notes were exchanged for shares of our common stock at the rates of one share for each (a) $.30 of principal so exchanged, and (b) $ .23 of accrued interest so exchanged. In connection with the issuance of these 2,936,890 shares, we agreed to (x) use our best efforts to expeditiously register for resale the shares that such holders received and (y) issue additional shares to such holders in the event that we issue shares to certain third parties for consideration less than $.30 at any time prior to December 4, 2006. We believe that the issuance of said 2,936,891 shares was exempt from the registration requirements of the Securities Act pursuant to the provisions of Sections 3(a)(9) and 4(2) of the Securities Act.

On February 10, 2005, we sold and issued an aggregate of $375,000 of 10% Convertible Promissory Notes and three-year warrants to purchase 93,750 shares of our common stock to a total of twelve accredited investors in a transaction complying with the requirements of Regulation D. Each of these notes are due on November 5, 2005 and bear interest at the rate of 10% per annum, payable at maturity. The notes may be prepaid, at our sole discretion, in whole or in part, at any time upon notice to the holders of the notes. The notes are further subject to mandatory re-payment upon the occurrence of specified events and after the giving of appropriate notice to the holders. Each holder of a note has the right, exercisable in the holders' sole discretion, to convert all or any portion of the principal amount standing under the holder's note and all accrued and unpaid interest on such principal amount being converted into shares of our common stock at a conversion price of $0.71 per share. The exercise price of the warrants is $0.71 per share. We believe that the issuance of such common stock and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

On October 5, 2004, we entered into a one-year consulting agreement with Phoenix Holdings LLC. This agreement calls for Phoenix to provide us with services in connection with developing acquisition and business opportunities within the insurance industry. Pursuant to this agreement, we issued to Phoenix 500,000 shares of our common stock and are to pay Phoenix an additional fee of $2,500 per month for the term of the agreement.

On October 5, 2004, we entered into an eighteen-month consulting agreement with Vantage Group, Ltd. This agreement calls for Vintage Group to provide us with services in connection with introducing us to insurance agencies and agents willing to market and sell our products. Pursuant to this agreement, we issued to Vintage Group 450,000 shares of our common stock.

On November 24, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to obtain up to $6.0 million in equity financing from Fusion Capital. Under this agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued shares of our common stock over a period of up to 24 months. Pursuant to the agreement, in January 2005, we issued to Fusion Capital, as a commitment fee, 794,702 shares of our common stock. We had previously issued to Fusion Capital, in August 2004, 60,000 shares of our common stock upon signing a letter of intent in August 2004.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Financial Condition and Liquidity

We had a working capital deficit of $1,858,265 at December 31, 2004 compared to working capital of $308,284 at December 31, 2003. A company's working capital is the amount by which its current assets exceeds the amount of its current liabilities. A working capital deficiency or negative working capital results when the company's current liabilities exceeds its current assets. The decrease in our working capital was a result of our net loss for the 12 months ended December 31, 2004 which has resulted in a significant reduction in our cash and cash equivalents in addition to the discontinued liabilities carried on our balance sheet related to the closing of our Kelly Color Laboratories.

Net cash used in operating activities was $1,323,256 for the twelve months ended December 31, 2004 compared to net cash used in operating activities of $343,672 for the twelve months ended December 31, 2003. The increase is primarily as a result of our net loss during the 12 months ended December 31, 2004. Although, NPI had begun to receive a minimal amount of revenues it has increased it's employee, sales, marketing and consulting costs greatly in excess of what it costs were in 2003. The Company increased its legal and accounting costs during 2004 related to the execution of financing transactions. Additionally, American DataSource had diminishing sales in 2004 and incurred losses.

Net cash used in investing activities was $14,806 for the twelve months ended December 31, 2004 resulting from the purchase and repair of equipment at our Kelly Color subsidiary as compared with $24,835 of net cash used in investing activities for the year ended December 31, 2003. There were no cash flows generated by investing activities of NPI during the twelve months ended December 31, 2004.

Net cash provided by financing activities was $657,315 for the twelve months ended December 31, 2004 resulting from proceeds from our line of credit, proceeds from bridge loans less some repayments, and proceed from the sale of common stock. Net cash provided by financing activities was $792,710 for the year ended December 31, 2003 resulting from the proceeds received from a bridge lender, a private placement conducted by the company and monies drawn from our line of credit.

Our financing activities during 2004 included the following transactions:

o In December 2003, we sold and issued 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $845,000 and due in December 2006. The proceeds generated from sale and issuance of the 10% Promissory Notes were used for working capital and capital expenditure purposes. The 10% Promissory Notes were originally convertible into shares of our common stock at $0.71 per share through December 5, 2005 and $1.25 thereafter. The subscription agreements pursuant to which we sold the 10% Promissory Notes, required us, among other matters, to register for resale under the Securities Act the shares issuable upon conversion of the 10% Promissory Notes by May 4, 2004. We were obligated, as a result of the failure to register the conversion shares by May 5, 2004, to pay the holders of the 10% Promissory Notes a monthly fee equal to 1.5% of the principal amount of the 10% Promissory Notes for each month or portion, that we failed to cause such registration. We failed to cause such registration by May 5, 2004 and failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares. The 10% Promissory Notes required an interest payment on July 1, 2004 in the aggregate amount of $ 49,057. We failed to remit such interest payment to the holders of the 10% Promissory Notes. The failure to pay such interest payment is an "Event of Default" under the 10% Promissory Notes, although the holders of the 10% Promissory Notes did not give notice to us of such Event of Default. The occurrence of an Event of Default would result in the interest rate on the 10% Promissory Notes to be increased to 12% per annum. We had the right to avoid the declaration of an Event of Default due to the failure to tender the July 1, 2004 interest payment by issuing the holders additional shares of our common stock at the per diem rate of .003125 shares for every $1.00 of principal or an aggregate of 2,640.625 shares per day. The 10% Promissory Notes also prohibited additional borrowings by us, from any source, without the prior approval of the placement agent for the 10% Promissory Notes or the holders of a majority of the aggregate principal amount of the 10% Promissory Notes. In May and August of 2004, we borrowed an aggregate of $250,000. Further, we borrowed an additional $62,500 from an officer/stockholder. In October 2004, we offered to the holders of the 10% Promissory Notes one share of our common stock for each $.30 of principal evidenced by the 10% Promissory Notes and one share of our common stock for each $ .23 of accrued interest due under the 10% Promissory Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Promissory Notes. We agreed to (a) use our best efforts to expeditiously register for resale the shares that the holders of the 10% Promissory Notes would receive in such exchange and (b) issue additional shares to the holders in the event that we issued shares to certain third parties for consideration less than $ .30 at any time prior to December 4, 2006. In January 2005, the holders of 10% Promissory Notes aggregating $795,000 in principal amount exchanged their 10% Promissory Notes and related rights, including rights to receive accrued interest and fees for the failure to register the conversion shares underlying their 10% Promissory Notes, into a total of 2,936,890 shares of our common stock. We will record a debt conversion expense in the first quarter of our fiscal year ending December 31, 2005 based upon the value of the additional common stock that we issued as a result of reducing the conversion price upon consummating the offer of exchange.

o In July 2002, we entered into a credit facility with a bank consisting of a $150,000 secured line of credit with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. The line of credit was modified in June 2004 and, as modified, requires monthly payments of $ 1,225.00, commencing on July 21, 2004 with a final payment due on June 21, 2005. There was $145,612 outstanding under this line of credit as of December 31, 2004. As of March 31, 2005, the amount outstanding under this line of credit was reduced to $143,350. The line of credit is collateralized by property we own that is located in North Carolina and was formerly utilized in the operations of our discontinued Kelly Color operations.

o In May 2004, we sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due on August 22, 2004 and (b) warrants to purchase 70,000 shares of our common stock at an exercise price of $ .71 per share. The fair value of these warrants is $35,000 using the Black Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of the promissory note. In August, 2004, the due date of such promissory note was extended to no later than January 2, 2005 and the exercise price of the warrants were reduced to $.45. The maturity date of this note has not been further extended and, as of March 31, 2005, the principal amount due under the note remains at $125,000.

o In July 2004, Mitchell S. Segal, our president, chief executive and financial officer and a stockholder, advanced the Company $50,000.00. In December 2004, this officer and stockholder advanced to us an additional $12,500.00. These advances are non-interest bearing and have no definitive repayment terms. As of March 8, 2005, we repaid the officer and stockholder a total of $22,500.00 of the advances.

o In August 2004, the due date of a 6% promissory note originally issued by NPI prior to March 19, 2002 was extended to the earlier of (a) the date which is 60 days following the effectiveness of a registration statement under the Securities Act registering for resale the shares of our common stock issuable upon exercise of the warrants sold and issued with the 6% promissory note or (b) January 2, 2005. The consideration tendered by us in connection with the extension of the due date of the 6% promissory note was a reduction in the exercise price of the warrants sold and issued with the 6% promissory note to $.15 per share. In January 2005, the maturity date of the 6% promissory note was extended to December 31, 2005.

o In August 2004, we sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due January 2, 2005 and (b) warrants to purchase 105,000 shares of our Company's common stock at an exercise price of $.45 per share. The fair value of the warrants is $31,250 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note. the maturity date of this note has not been further extended and, as of March 31, 2005, the principal amount due under the note remains at $125,000.

o On November 24, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to obtain up to $6.0 million in equity financing from Fusion Capital. Under this agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued shares of our common stock over a period of up to 24 months. We have the right to control the timing and the amount of stock sold, if any, to Fusion Capital. Pursuant to the agreement, we issued to Fusion Capital, as a commitment fee, 794,702 shares of our common stock. We had previously issued to Fusion Capital 60,000 shares of our common stock upon signing a letter of intent in August 2004. Fusion Capital's purchase of the $6.0 million of our common stock will commence upon the fulfillment of certain conditions, including our obligation to register the shares of our common stock to be acquired by Fusion Capital pursuant to the agreement. Upon completion of this funding, at our sole discretion, we have the right to enter into a new agreement with Fusion Capital covering the sale of up to an additional $6.0 million of our common stock. We are currently in negotiations with Fusion Capital regarding amending certain of the terms of the agreement. We can offer no assurances that the terms of any amendment to our agreement with Fusion Capital will be beneficial to us or that any amendment will be agreed upon by the parties.

As a result of these activities, our cash and cash equivalents decreased to $79,329 as of December 31, 2004, compared to cash and cash equivalents of $597,739 as of December 31, 2003.

We expect to spend approximately $500,000 over the next twelve months to fund and expand our business. Approximately $100,000 will be spent by NPI for marketing and technology to assist in the distribution and marketing of its products. ADS will spend approximately $50,000 to upgrade its technology. We also anticipate spending approximately $350,000 to complete proprietary technology of an entity which we intend to acquire.

During the ordinary course of business, we normally do not rely on loans and advances from insiders. However, during 2004, an officer and director lent us a total of $62,500 of which $40,000 remains outstanding. We do, however, rely on other fund raising activities to support our operations and acquisition strategy. We intend to utilize proceeds of the equity financing from Fusion Capital to support our operations.

We are obligated to register a total of 2,936,890 shares for resale of our common stock issued to the former holders of our 10% Senior Secured Convertible Promissory Notes. We filed an registration statement on February 11, 2005 pursuant to this requirement. One holder of a $50,000 principal amount 10% Promissory Note chose not to convert his 10% Promissory Note. This 10% Promissory Note currently remains outstanding.

Plan of Operations

We create, provide and market death care financial service products, currently focusing on pre-arrangement and pre-need products. Pre-arrangement and pre-need products allow individuals to secure the funding for their future funerals prior to their death and, in some incidences, the goods, materials and services required in connection with such funerals. For pre-need funding products, we act as agent in the sale of life insurance policies in amounts ranging from $3,000 to $15,000. The proceeds of each of these insurance policies are used for the payment of the policy holder's funeral costs. An individual additionally can freeze or guarantee the price of their future funeral by pre-arranging their funeral. This process entails an individual choosing, prior to their death, the type of interment process they desire (burial or cremation), visitation and religious services at the funeral parlor or elsewhere and the desired type of caskets and other goods, materials and services to be utilized in connection with the funeral of the policy holder.

We have established a work-site and affinity marketing strategy that contemplates positioning the pre-arrangement of death care as a voluntary or contributory benefit for corporations, unions, and affinity groups to offer their employees or members. In this regard, we seek to market pre-need funding products and the ability of individuals to take this funding and use it to purchase a pre-arrangement at a funeral homes by introducing these products to individuals as a benefit of their employment or union membership similar to the way they are introduced to health insurance, life insurance, dental insurance and legal plans. The funding products that we sell are called pre-need insurance policies. These insurance policies are similar to a fixed-pay whole-life insurance policy with an inflation rider. The policy value grows over time, which acts as a hedge against inflation and rising funeral prices. The policy can be assigned to a funeral home when a pre-arrangement contract is executed. The funeral home uses the proceeds of the policy to cover the costs of the funeral contracted for. If a prearrangement is not made, the policy proceeds can be used by the descendant's beneficiaries to cover the costs of their own funerals.

Our NPI subsidiary has entered into various third party marketing agreements which allow NPI to market our pre-need funding products to employees in the workplace, individuals belonging to unions and to individuals belonging to various associations. These marketing agreements are with larger and more established insurance agencies which sell a variety of other insurance products (e.g., health insurance, group life insurance and long term care insurance) to their clients and allows NPI to market our products to their clients in return for the sharing of commissions upon the sale of our products. These agreements additionally allow NPI to keep its sales costs low until such time, if ever, when we are capable of supporting a full-time sales force.

Our ADS subsidiary is involved in the administration of monies in trust that are used for the payment of pre-arranged funerals upon the death of an individual. These trust accounts are created by an individual entering into a pre-arrangement contract with a funeral director. Instead of funding a pre-arrangement with a pre-need insurance policy, some funeral directors suggest that an individual place funds into trust. That trust account is professionally money managed by unaffiliated third party's and the account is assigned to the funeral home, similar to the pre-need insurance policy, and used by the funeral director to cover the funeral costs of that individual's funeral upon their death. ADS provides accounting and administrative functions in reporting annually on the funds in each trust account, in addition to the administration of the funds upon an individual's death.

In addition to the funeral related products we are currently marketing, we are seeking to enlarge our product line by adding other employee benefit products and services to market within the workplace that benefit the baby boomer and senior populations. Products may include other insurance-related products, such as disability insurance, long term care legal plans and other voluntary benefits. We may seek to acquire agencies and companies that currently market these other products.

We entered the death care pre-arrangement business as a result of its acquisitions of NPI and ADS in March 2002. Through our Kelly Color subsidiary, we acted as a film processor for professional photographers, our historical business since incorporation in 1967. We discontinued the operations of Kelly Color in February 2004.

NPI anticipates generating revenues from the sale of pre-need and final expense insurance policies and earning insurance commissions from the sale of such insurance products. The insurance commissions are to be paid by the insurance companies which create and issue these policies. ADS earns administrative fees on the administration of pre-need funds in trust which are paid by the trust.

NPI is the subsidiary from which we plan on achieving much of our growth. NPI has entered into various strategic relationships and selling agreements which will allow it to market its products to a number of individuals. Although NPI's agreements allow it to market its products to over 3 million individuals, the timing of when the marketing occurs is subject to the decisions of both our strategic partners and the ultimate client groups. As a result , NPI's marketing efforts have not commenced even though agreements have been executed as discussed. NPI has recently been advised that one of its strategic partners will commence marketing its products to a 15,000 member union in April 2005. Additionally, NPI has been informed that another partner will commence the marketing of NPI's products in April 2005.

Most of the marketing that currently is planned for NPI's products are marketing that directs potential consumers to our enrollment web-site, as well as our partner's web enrollment site. Although the internet has seen a significant level of growth in use for the sale of various products, the use of the internet for the sale of voluntary benefit products is relatively new. We will closely monitor the response rate to our enrollment and marketing strategy.

NPI originally sought to acquire direct third party marketers of pre-arranged death care that marketed pre-arranged death care services primarily by direct mail, as well as operating the pre-arrangement office in many funeral home locations. We have changed since changed our focus to focus on potential acquisitions in the employee benefit and work-site marketing areas which allow for the cross-selling of our products, in addition to other businesses which market products and services which benefit the baby boomer and senior population segments.

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $40 million in trust funds. In September 2003, ADS lost a significant source of revenues when our biggest client, Service Corporation International, the largest funeral home and cemetery operator in the country, removed approximately $70 million of trust assets that ADS administrated and sought administration of such assets overseas. SCI removed all trust assets under administration from a variety of outside vendors such as ADS. As a result, ADS has increased its efforts to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies.

There can be no assurance that we will achieve successful and profitable results from our distribution and marketing efforts or that we will be able to complete acquisitions within the work-site marketing and employee benefit sectors.

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

There also can be no assurance that we will be successful in consummating any of our plans as discussed in Note 2 to the unaudited consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB. To the extent that we are unsuccessful in our plans to increase our cash position, we may find it necessary to further curtail some of our operations and possible future acquisitions. These matters raise substantial doubt about our ability to continue as a going concern. However, such financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. Such financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Twelve Months Ended December 31, 2004 and 2003

Net sales for the twelve months ended December 31, 2004 were $240,808, of which $2,177 was generated by NPI, and $238,631 was generated by ADS. Although NPI has entered into several strategic relationships which allows for the marketing of its products, the marketing of NPI's products will not commence until the second quarter of 2005. In preparing for this effort, NPI has increased its employee, marketing and consulting costs. Walker continued to see a drastic deterioration in its revenues as the professional photography industry migrates to the use of digital imagery from film which resulting in the closing of Kelly Color, the sale of its assets, and the placing of its building for sale. ADS has still been unable to recover from the loss of its largest client, Service Corporation International, which now out-sources its administration of trust funds overseas.

Cost of sales for the twelve months ended December 31, 2004 and 2003 was included in discontinued operations. Kelly Color no longer operates the photographic lab, has sold its assets and has placed the building which has housed the photographic lab up for sale.

Operating expenses for the twelve months ended December 31, 2004 were $1,863,707, of which $1,173,517 was incurred by NPI, $141,860 was incurred by Walker and $548,330 was incurred by ADS. For the twelve months ended December 31, 2003, operating expenses were $1,748,711, of which $675,608 was generated by NPI and $1,073,103 was generated by ADS. [EXPLAIN MATERIAL DIFFERENCES]

The operating loss from continuing operations for the twelve months ended December 31, 2004 was $1,622,899, of which $1,171,340 was incurred by NPI, $141,860 was incurred by Walker and $309,699 was incurred by ADS. The loss from discontinued operations, all of which was incurred by Kelly Color was $61,995. The loss from continuing operations for the twelve months ended December 31, 2003 was $1,021,969, of which $788,574 was incurred by NPI and $233,395 was incurred by ADS. Although NPI has yet to generate any meaningful revenues, we continue to incur losses relating to increased marketing, sales, infrastructure, technology to prepare for potential sales to commence in the second quarter of 2005. We reduced the amount of labor costs at ADS after the loss of our largest client. However, ADS incurred substantial losses in 2004. We have increased the sales that ADS will achieve during 2005 and it is expected that ADS will become a profitable unit in 2005. [ON WHAT BASIS ARE YOU MAKING THIS STATEMENT?]

Interest expense for the twelve months ended December 31, 2004 was $239,325, as compared to an interest expense for the twelve months ended December 31, 2003 of $123,902. Interest expense is derived by the costs of borrowing funds, amortization of debt discounts and penalties related to failures to comply with debt provisions.

As a result of the foregoing, we incurred a net loss of approximately $1,929,219 for the twelve months ended December 31, 2004 or $0.241 per share, compared to a net loss of $1,209,460 for the twelve months ended December 31, 2003 or $0.161 per share. Of the loss for the twelve months ended December 31, 2004, a loss of $1,410,665 can be attributable to NPI, a loss of $141,844 can be attributable to Walker, a loss of $309,715 can be attributable to ADS and a loss of $61,995 can be attributable to the discontinued operations of Kelly Color. Of the loss for the twelve months ended December 31, 2003, $788,574 can be attributable to NPI, a loss of $187,492 can be attributable to Walker and a loss of $233,390 can be attributable to ADS. Of ADS's loss, $174,782 represented a one-time charge related to the impairment of customer lists.

Recent Developments

On June 1, 2004, NPI entered into a strategic pre-need sales and marketing agreement with Hilb Rogal & Hobbs Insurance Services of Northern California which will allow NPI to begin marketing funeral pre-arrangement to the employees and affiliates of businesses belonging to the California Chamber of Commerce. The California Chamber of Commerce represents approximately 12,000 businesses having over 2.3 million employees. NPI has been told that HRH will commence marketing NPI products in the near future. There is no minimum cash commitment relating to this agreement.

On June 15, 2004, NPI received the approval to market its products to the members of the Benefit Marketing Association, an organization of over 3,200 corporate and individual members engaged in the marketing of benefits that involve the relationship between an employer and their employees, a business and their customers and an organization and their members. NPI's marketing to the members of the Benefit Marketing Association commenced in the third quarter of 2004 and is expected to continue for at least the following three fiscal quarters. There is no minimum cash commitment relating to this agreement.

On August 16, 2004, NPI entered into a pre-need sales and marketing agreement with L.F.A. Insurance Services, Inc., an insurance agency specializing in group benefits having over 200 clients with over 5,000 total members. LFA will commence marketing NPI's products in the second quarter of 2005. There is no minimum cash commitment relating to this agreement.

On October 6, 2004, NPI entered into a Supplier Agreement with Motivano, Inc.. Motivano is a technology -based seller of voluntary benefits to approximately 1,000,000 employees of companies that offer Motivano's products. Under this agreement, commencing in April 2005, NPI's products will be included in Motivano's offerings to such employees. There is no minimum cash commitment relating to this agreement.

On December 8, 2004, we established an advisory board that will be composed of distinguished professionals from the insurance, employee benefit and investment banking communities. The advisory board will serve as a resource to our executive team and will provide input relating to strategic direction, the development of key strategic relationships and the company's future growth plans. On December 14, 2005, Mr. Jack Kwicien became the first member of our advisory board. Mr. Kwicien has over 30 years of executive management and entrepreneurial experience in the insurance and work-site marketing arenas. Mr. Kwicien is currently the managing partner of Daymark Capital Advisors, a consulting and investment banking firm with expertise in benefits administration, human resource services and work-site marketing of property and casualty insurance, health insurance and financial services products in the U.S.. Mr. Kwicien is the founder of Rewards Plus, a national employee benefits company that leverages internet technology and work-site marketing strategies to deliver core and voluntary benefits to employers and employees. We granted Mr. Kwicien a three-year option to purchase 6,000 shares of our common stock upon his joining our advisory board, which shares become exercisable ratably over the first twelve months following grant. Mr. Kwicien is to receive an additional three-year option to purchase 1,000 shares of our common stock for each advisory board meeting attended. The shares underlying these options will become exercisable six months from their respective grants. All of the options granted or to be granted to Mr. Kwicien have or will have an exercise price equal to the closing price of our common stock on the effective date of grant. There is no minimum cash commitment relating to this agreement.

On December 15, 2004, NPI entered into a pre-need sales and marketing agreement with The Parker Group Insurance Services, an independent enrollment firm assisting brokers and their clients in developing, educating, communication and delivering employee benefit packages. The Parker Group will commence marketing NPI's products to its union clients in the second quarter of 2005. There is no minimum cash commitment relating to this agreement.

On January 6, 2005, NPI entered into a pre-need sales and marketing agreement with the Christian Benefit Association. Under this agreement, the association will market NPI products to its membership, primarily through online enrollment. There is no minimum cash commitment relating to this agreement.

On January 13, 2005, Jim Ouimet joined our advisory board. Mr. Ouimet has approximately 30 years of experience in the insurance industry of which 20 years has been devoted to work-site marketing. Mr. Ouimet is Chairman and CEO of the James Group, LLC, an insurance sales and marketing consulting organization he founded in 1995. Mr. Ouimet is part owner and a director of the National Association of Professional Enrollment Specialists (a/k/a The Benefit Marketing Association), an insurance industry work-site marketing focused association. In 2000, he was inducted into the International Work-site Marketing Hall of Fame. We granted Mr. Quimet a three-year option to purchase 6,000 shares of our common stock upon his joining our advisory board, which shares become exercisable ratably over the first twelve months following grant. Mr. Quimet is to receive an additional three-year option to purchase 1,000 shares of our common stock for each advisory board meeting attended. The shares underlying these options will become exercisable six months from their respective grants. All of the options granted or to be granted to Mr. Quimet have or will have an exercise price equal to the closing price of our common stock on the effective date of grant. There is no minimum cash commitment relating to this agreement.

On April 7, 2005, we entered into a purchase agreement to acquire 90% of the issued and outstanding stock of Disability Access Consultants, Inc. from its sole shareholder, Barbara Thorpe. The consideration for the purchase is $2 million, $1 million of which is payable in cash and the remainder to be payable by delivery of a secured promissory note in the principal amount of $1 million. The note is to be secured by a lien on all of our and the acquired company's equipment, inventory and receivables. The acquired company is in the business of helping companies, building owners, property managers and tenants managing their exposure to accesibility compliance laws.
-----------------.

Fusion Capital Transaction

On November 24, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to obtain up to $6.0 million in equity financing from Fusion Capital. Under this agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued shares of our common stock over a period of up to 24 months. We have the right to control the timing and the amount of stock sold, if any, to Fusion Capital. Pursuant to the agreement, we issued to Fusion Capital, as a commitment fee, 794,702 shares of our common stock. We had previously issued to Fusion Capital 60,000 shares of our common stock upon signing a letter of intent in August 2004. Fusion Capital's purchase of the $6.0 million of our common stock will commence upon the fulfillment of certain conditions, including our obligation to register for resale the shares of our common stock to be acquired by Fusion Capital pursuant to the agreement. Upon completion of this funding, at our sole discretion, we have the right to enter into a new agreement with Fusion Capital covering the sale of up to an additional $6.0 million of our common stock. We are currently in negotiations with Fusion Capital regarding amending certain of the terms of the agreement. We can offer no assurances that the terms of any amendment to our agreement with Fusion Capital will be beneficial to us or that any amendment will be agreed upon by the parties.

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

Revenue Recognition

Administrative Services. Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

Software Development Costs. We capitalize software development costs from the point in time when technological feasibility has been established until the computer software product is available for use. The annual amortization of the capitalized amounts will be the greater of the ratio of the current revenue to total projected revenue for a product, or the straight-line method, and is applied over periods ranging up to five years. Management performs periodic reviews to ensure that unamortized costs remain recoverable through the generation of future revenues.

Web-site Development Costs. Web-site development costs consist principally of outside consultants and related expenses. We follow the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Website Development Costs," which provides guidance in accounting for costs incurred to develop a web-site. Our web-site is being continually changed on a regular basis as the business model continues to evolve. Accordingly, due to the uncertainty of our future products, these costs are expensed as incurred and are included in web-site development costs.

Research and Development

Research and development costs are charged to expense as incurred.

Credit Risk

Cash balances in our bank accounts may exceed the maximum amounts insured by the FDIC. As of December 31, 2004, we had a credit risk exposure of approximately $51,302.

Stock Based Compensation

As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), which amended SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), we have elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities which meet the definition of small business issuer under SEC Regulation S-B must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement did not have a significant impact on our financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We implemented this standard effective January 1, 2003 with no material impact to our financial statements.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which is effective for contracts entered into or modified after June 30, 2003. SFAS 149 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on our financial statements has not been significant.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the begriming of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS 150 did not have a material effect on our financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R is intended to provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of shared-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FSAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, the original SFAS 123 permitted entities the option of continuing to apply the guidance in APB Opinion 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities that are small business issuers will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123R and do not believe the impact will be significant to our overall results of operations or financial position.

In December 2004, FASB issued SFAS No.153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153 and do not believe the impact will be significant to our overall results of operations or financial position.

In November 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We are in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on our overall results of operations or financial position.

Item 7. Financial Statements.

Set forth below is a list of our financial statements included in this Annual Report on Form 10-KSB and their location.

Item                                                                      Page*
----                                                                      -----
Report of independent registered public accounting firm                   F - 1
Consolidated balance sheet at December 31, 2004                           F - 2
Consolidated statements of operations for the years ended
December 31, 2004 and 2003                                                F - 3
Consolidated statements of stockholders' equity (deficiency)
for the years ended December 31, 2004 and 2003                            F - 4
Consolidated statements of cash flows for the years ended
December 31, 2004 and 2003                                                F - 5
Notes to consolidated financial statements                                F - 6

----------
*     Page F-1 follows Part III to this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

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

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be made by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during our fiscal years ended December 31, 2004 and 2003. We believe that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. Additionally, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties.

Changes in Internal Controls

Our certifying officer believes that we have implemented sufficient new compensating controls to minimize the risks associated with the material weakness identified by our independent auditors and discussed in the immediately preceding section of this Item 8A. In such regard, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Set forth below is a brief description of the background of each of our directors and executive officers, based on information provided to us by them.

Name                   Age     Principal Positions and Offices with Our Company
----                   ---     ------------------------------------------------
James N. Lucas, Sr.    57      Chairman of the Board of Directors
Mitchell S. Segal      45      President, Chief Executive Officer and Chief
                               Financial Officer; President of National
                               Preplanning, Inc. subsidiary
Peter Walker           58      President of Kelly Color Laboratories, Inc.
                               subsidiary

James N. Lucas, Sr. became our chairman of the board upon completion, and pursuant to the terms, of our acquisition of American DataSource, Inc. in March 2002. Mr. Lucas served as the president of ADS from 1999 until December 2003. Mr. Lucas currently is President and Chief Executive Officer of Professional Association Consultants, a third-party marketer operating in the death care industry. From 1990 to 1995, Mr. Lucas served as President and owner of International Funeral Associates, Inc. Mr. Lucas had previously served as President (1990), Executive Vice-President (1988-1989), Vice-President of Sales and Membership (1986-1987) of International Funeral Associates. Mr. Lucas sold International Funeral Associates to a major public insurer in 1995. From 1988 to 1990, Mr. Lucas also served as a Vice-President of Service Corporation International, one of the world's largest funeral home operators. From 1968 to 1986, he was the owner and operator of Lucas Funeral Homes, which consisted of four wholly owned funeral homes and three partially owned funeral homes in Tarrant County, Texas. Lucas Funeral Homes was sold to Service Corporation International in 1986. Mr. Lucas received his Bachelor Degree in Business Administration and a license from the Dallas Institute of Mortuary Services in 1968.

Mitchell S. Segal became our president and chief executive officer and a member of our board of directors upon completion, and pursuant to the terms, of our acquisition of National Preplanning Inc. in March 2002. Mr. Segal has served as the president of NPI since its inception in 1999. He has spoken at several national conferences on issues relating to the death care industry and authors a monthly article for The Independent, an Internet publication directed to the funeral industry. Mr. Segal received a B.A. degree from Boston University in 1981 and a J.D. degree from Hofstra Law School in 1984. He was employed by the accounting firm Arthur Andersen in its tax department from 1984 to 1986. Mr. Segal served as an assistant vice president in the direct investment division of NYLIFE Securities, a subsidiary of New York Life Insurance, from 1986 to 1987. Thereafter, Mr. Segal was a vice president in the realty investment group of Shearson Lehman Brothers from 1987 to 1990. From 1990 to 1998, Mr. Segal was a lawyer in private practice.

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

Board Committees

Our board of directors currently does not have audit, compensation or nominating committees, nor one or more other committees performing similar functions. Our entire board currently participates in discussions concerning executive officer compensation, auditing matters and nominations for membership on our board of directors. Our board has determined that none of its members is an "audit committee financial expert," within the meaning of such term contained in paragraph (e)(2) of Item 401 of Regulation S-B. Our board has not established any procedures by which security holders may recommend nominees to our board of directors. Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2004 fiscal year.

Code of Ethics

Our board of directors has established a code of ethics that applies to our principal executive, financial and accounting officer(s). A copy of our code of ethics has been made Exhibit 14 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2003, filed with the SEC on April 14, 2004.

Item 10. Executive Compensation.

Summary of Compensation

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during our 2004, 2003 and 2002 fiscal years by those persons who served as chief executive officer during our 2004 fiscal year and any executive officer at December 31, 2004 who received compensation in excess of $100,000 during such years.

                           Summary Compensation Table

                                                                 Annual Compensation
                                                   Fiscal     ------------------------         All Other
Name and Principal Positions                        Year         Salary        Bonus       Compensation (1)
----------------------------                     ---------    -----------   ----------   --------------------
Mitchell S. Segal                                   2004      $   220,000   $        0       $         0
   President, Chief Executive Officer and           2003          210,000            0                 0
   Chief Financial Officer (2)                      2002          156,923            0                 0

Peter Walker
   President of Kelly Color subsidiary (3)          2004          100,000            0                 0
                                                    2003          100,000            0                 0
                                                    2002          100,000            0                 0

--------------------
(1) The above compensation figures do not include the cost for the use of automobiles leased by us, the cost of benefits, including premiums for life insurance, and any other perquisites provided by us to such persons in connection with our business, all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus for the subject fiscal year.
(2) Mr. Segal became our president and chief executive officer in March 2002 and our chief financial officer in October 2002.
(3) Mr. Walker resigned as our president and chief executive officer in connection with our acquisitions of ADS and NPI in March 2001.

Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

We did not grant any stock options to, nor were any options exercised by, any of our executive officers named in the Summary Compensation Table during our 2004 fiscal year. In addition, none of such named executive officers held options to purchase shares of our common stock at the end of our 2004 fiscal year.

In September 2002, our stockholders approved our 2002 Equity Incentive Plan. Our executive officers are eligible to receive awards under this plan.

Employment Agreements

Employment Agreement with Mitchell S. Segal

We have entered into an employment agreement with Mitchell Segal to serve as our president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, we will pay Mr. Segal an annual base salary of $210,000 for 2004, with annual increases of not less than $10,000, plus annual bonuses equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of our net income, provided our net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with us is terminated by us except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by our board of directors. As of December 31, 2004, we were in arrears in payment of Mr. Segal's salary in the amount of $36,793 and were indebted to him in the amount of $40,000 representing non-interest bearing advances he made to us.

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

As of December 31, 2004, we were in arrears under Mr. Walker's employment agreement in the amount of $32,964.

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

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of April 13, 2005 by:
o each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,
o     each of our "named executive officers" and directors, and
o     all of our executive officers and directors as a group.

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

Except as otherwise indicated in the notes to the following table,
o we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
o the address for each beneficial owner listed in the table, except where otherwise noted, is c/o Walker Financial Corporation, 990 Stewart Avenue - Suite 60A, Garden City, New York 11530.

                                                     Amount and Nature of          Percentage of
Name and Address of Stockholder                      Beneficial Ownership       Outstanding Shares
-------------------------------                      --------------------       ------------------
Mitchell S. Segal (1).............................      1,839,670                      13.7
David L. Cohen (2)                                      1,263,841 (3)                   9.4
Peter Walker (4)                                        1,109,390 (5)                   8.3
Fusion Capital Fund II, LLC (6)                           854,702                       6.4
James N. Lucas, Jr. (7)                                   689,940 (8)                   5.2
James N. Lucas, Sr. (9)                                   459,960                       3.4

---------
All of our executive officers and directors
     as a group (three persons)                         3,409,020 (9)                  25.5

----------
(1) Mr. Segal became a director, president and chief executive officer of our company upon completion of our acquisition of National Preplanning, Inc. in March 2002. Mr. Segal remains the president of our NPI subsidiary.
(2)   The address for Dr. Cohen is 1800 Rockaway Avenue, Hewlett, New York
      11557.
(3) Includes 25,000 shares of our common stock issuable upon exercise of warrants held by Dr. Cohen, which shares are exercisable within the next 60 days.
(4) Mr. Walker was our president, chief executive officer and chairman of the board prior to our acquisitions of NPI and ADS in March 2002 and currently is the president of our Kelly Color subsidiary and a director of our company.
(5) Includes (a) 615,620 shares of our common stock held by The Robert Walker Life Insurance Trust in which Mr. Walker serves as trustee and in which Mr. Walker is the beneficiary of 450,000 shares owned by this trust and is the brother of the beneficiary of the remaining shares owned by this trust, and (b) 165,000 held by a second trust for which Mr. Walker is the sole beneficiary. Mr. Walker disclaims any beneficial ownership to the shares owned by The Robert Walker Life Insurance Trust, other than the 450,000 shares for which he is the beneficiary under this trust.
(6)   The address for Fusion Capital Fund II, LLC is 222 Merchandise Mart Plaza
      - Suite 9-112, Chicago, Illinois 60654.
(7) Mr. James N. Lucas, Jr. is an adult son of James N. Lucas, Sr., our chairman of the board of directors. The mailing address for Mr. Lucas is c/o American DataSource, Inc., 517 North Sylvania Avenue, Fort Worth, Texas 76111.

(8) Includes 22,998 shares of our common stock held by the James N. Lucas and Theresa Lucas Irrevocable Trust for the benefit of this individual.

(9) Mr. Lucas became chairman of the board of our company upon completion of our acquisition of ADS Inc. in March 2002. Mr. Lucas served as president of our ADS subsidiary until 2003. The mailing address for Mr. Lucas is c/o Ensure, Inc., 517 North Sylvania Avenue, Fort Worth, Texas 76111.

(10) Includes the shares of our common stock beneficially owned by our directors and executive officers as discussed in note (5) above.

Securities Authorized for Issuance Under Equity Incentive Plans

We have provided in the "Equity Compensation Plan Information" section of Item 5 of this Annual Report on Form 10-KSB certain information with respect to securities authorized for issuance under our equity incentive plans.

Item 12. Certain Relationships and Related Transactions.

We did not enter into any transaction with a related party during the last two years requiring disclosure under the rules and regulations adopted by the U.S. Securities and Exchange Commission, except for (a) the employment agreements we entered into with each of Peter Walker and Mitchell Segal which are discussed in the "Employment Agreements" section of Item 11 of this Annual Report on Form 10-KSB and (b) Mr. Segal's non-interest bearing advances to us.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB

Exhibit
Number      Description
------      -----------

3.1     Amended and Restated Certificate of Incorporation.*

3.2     By-Laws of Walker Color, Inc.*

10.1 Form of warrant certificate evidencing warrants to purchase an aggregate of 60,000 shares of our common stock issued on July 25, 2003.*

10.2 Form of 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003.*

10.3 Security Agreement, dated as of December 5, 2003, among the Company, the original holders of our 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003 and Strasbourger Pearson Tulcin Wolff, Incorporated, as agent for such holders.*

10.4 Form of warrant certificate evidencing warrants to purchase 264,063 shares of our common stock issued to Strasbourger Pearson Tulcin Wolff, Incorporated, in its capacity as placement agent for the private placement of our 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003.*

10.5 Common Stock Purchase Agreement, dated as of November 24, 2004, between Walker Financial Corporation and Fusion Capital Fund II, LLC.*

10.6 Registration Rights Agreement, dated as of November 24, 2004, between Walker Financial Corporation and Fusion Capital Fund II, LLC.*

10.7 Promissory note, dated August 5, 2004, of Walker Financial Corporation in the principal amount of $300,000 and payable to Cindy Dolgin.*

10.8 Warrant certificate, dated August 5, 2004, registered in the name of Cindy Dolgin.*

10.9 Investment Banking Consulting Agreement, dated as of October 5, 2004 between The Vantage Group Ltd. and Walker Financial Corporation.*

10.10 Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation.*

10.11 Consulting Services Agreement, effective April 10, 2002 (sic), between Walker International Industries Inc. (sic) and Shannon Harrison.*

10.12 Promissory Note, dated May 22, 2004, of Walker Financial Corporation in the principal amount of $125,000 and payable to Cindy Dolgin.*

10.13 Warrant Certificate, dated May 22, 2004, registered in the name of Cindy Dolgin.*

10.14 Common Stock Purchase Agreement, dated November 24, 2004, between Fusion Capital Fund II, LLC and Walker Financial Corporation.*

10.15 Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation.*

10.16 Investment Banking Consulting Agreement, dated as of October 5, 2004, between The Vantage Group, Ltd. and Walker Financial Corporation.*

10.17 Purchase Agreement, dated April 7, 2005, among Walker Financial Corporation, Disability Access Consultants, Inc. and Barbara Thorpe.

10.18 Promissory Note, dated August 5, 2004, of Walker Financial Corporation in the principal amount of $300,000 and payable to Cindy Dolgin.*

10.19 Warrant Certificate, dated August 5, 2004, registered in the name of Cindy Dolgin.*

14.1    Code of ethics.*

21.1    List of our subsidiaries.*

31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.

32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.

----------
*     Previously filed. See Exhibit Index. Reports on Form 8-K

Set forth below is a list of the Current Reports on Form 8-K we filed during the fourth quarter of our 2004 fiscal year.

Date of Report             Date of Filing            Form 8-K Items Reported
--------------             --------------            -----------------------
November 30, 2004          December 1, 2004          Items 1.01 and 9.01

Item 14.   Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

Category                                        2004                2003
--------                                   ---------------    ----------------
Audit fees (1)                               $    60,500        $    56,000
Audit-related fees (2)                                 0                  0
Tax fees (3)                                      10,000             10,000
All other fees (4)                                     0                  0

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Walker Financial Corporation

We have audited the accompanying consolidated balance sheet of Walker Financial Corporation (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the results of operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses since inception and has a working capital deficiency and is in default of certain Bridge Notes as of December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
New York, New York
February 17, 2005

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS
Current assets -
   Cash and cash equivalents............................................  $       79,329
   Accounts receivable..................................................          20,512
   Discontinued assets..................................................          22,436
   Prepaid expenses and other current assets                                       5,700
                                                                          ---------------
     Total current assets                                                        127,977
Property and equipment, net                                                      257,670
Other assets -
   Deferred financing costs, net                                                 143,651
   Other assets                                                                    9,949
                                                                          ---------------
     Total other assets                                                          153,600
                                                                          ---------------
       Total assets                                                       $      539,247
                                                                          ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities -
   Accounts payable and accrued expenses                                  $      229,478
   Note payable                                                                  105,000
   Line of credit, bank                                                          140,874
   Accrued interest                                                              186,450
   Bridge notes payable, net of debt discount of $10,000                         414,000
   Due to officer-stockholder                                                     50,000
   10% Convertible Senior Subordinated Secured Notes                             845,000
   Discontinued liabilities                                                       15,440
                                                                          ---------------
     Total current liabilities                                                 1,986,242
                                                                          ---------------
Commitments and contingencies
Stockholders' deficiency -
   Common stock, par value $0.10 per share, 10,000,000 shares
      authorized, 9,511,510 shares issued and outstanding                        951,151
   Additional paid in capital                                                  3,994,430
   Accumulated deficit                                                        (6,112,576)
   Deferred compensation due consultants                                        (280,000)
                                                                          ---------------
     Total stockholders' deficiency                                           (1,446,995)
                                                                          ---------------
       Total liabilities and stockholders' deficiency                     $      539,247
                                                                          ===============

        The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003

                                                                          2004              2003
                                                                      -------------    --------------

Net revenues......................................................    $    240,808     $   1,025,426
Operating expenses................................................      (1,863,707)       (1,748,711)
Impairment of customer list.......................................              --          (174,782)
                                                                     -------------    --------------
   Operating loss                                                       (1,622,899)         (898,067)
Interest expense, net                                                     (239,325)         (123,902)
                                                                      -------------    --------------
   Loss before discontinued operations                                  (1,862,224)       (1,021,969)
   Discontinued operations                                                 (61,995)         (187,491)
                                                                      -------------    --------------
     Net loss                                                         $ (1,924,219)    $  (1,209,460)
                                                                      =============    ==============

Per Share Information:
   Weighted average number of common shares outstanding                  8,006,798         7,501,510
                                                                      =============    ==============
   Net loss per common share from continuing operations                     (0.233)           (0.136)
   Net loss per common share from discontinued operations                   (0.008)           (0.025)
                                                                      -------------    --------------
   Basic and diluted net loss per common share                              (0.241)           (0.161)
                                                                      =============    ==============

        The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 For the Years Ended December 31, 2004 and 2003


                                                        Common               Additional                                    Total
                                              --------------------------      Paid-in     Accumulated      Deferred    Stockholders'
                                                Shares          Par           Capital       Deficit      Compensation     Deficit
                                              -----------    -----------    -----------   -----------    -----------    -----------
  Balance - December 31, 2003                   7,501,510    $   750,151    $ 3,178,084   $(2,978,897)  $         --    $   949,338
                                              -----------    -----------    -----------   -----------    -----------    -----------

Issuance of warrants to placement
execution of letter of intent
to conduct private placement                           --             --          5,700            --             --          5,700

Issuance of bridge warrants to finder                  --             --         13,300            --             --         13,300

Issuance of bridge warrants
to bridge notepurchaser                                --             --          9,500            --             --          9,500

Issuance of warrants in
consideration of extension
of note payable                                        --             --         38,067            --             --         38,067

Repricing of warrants previously
issued to holder of
note payable                                           --             --         20,704            --             --         20,704

Issuance of warrants to consultant                     --             --        116,000            --             --        116,000

Issuance of warrants to placement
agent                                                  --             --        105,625            --             --        105,625

Net loss                                                                                   (1,209,460)                   (1,209,460)

                                              -----------    -----------    -----------   -----------    -----------    -----------
  Balance - December 31, 2003                   7,501,510    $   750,151    $ 3,486,980  $(4,188,357)   $         --    $    48,774
                                              -----------    -----------    -----------   -----------    -----------    -----------

Issuance of common stock for services             150,000         15,000         60,000                                      75,000

Issuance of warrants in
consideration of debt                                                            35,000                                      35,000

Issuance of warrants in
consideration of debt                                                            31,250                                      31,250

Issuance of common stock for cash               1,000,000        100,000        100,000                                     200,000

Issuance of common stock for services              60,000          6,000         25,200                                      31,200

Issuance of common stock for services             500,000         50,000        160,000                     (210,000)            --

Issuance of common stock for services             300,000         30,000         96,000                     (126,000)            --

Amortization of deferred compensation                                                                         56,000         56,000

Net Loss                                                                                  (1,924,219)                    (1,924,219)

                                              -----------    -----------    -----------   -----------    -----------    -----------
  Balance - December 31, 2004                   9,511,510    $   951,151    $ 3,994,430  $(6,112,576)   $   (280,000)   $(1,446,995)
                                              ===========    ===========    ===========   ===========    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                                                       2004              2003
                                                                                  ---------------  ----------------
Cash Flows From Operating Activities:
Net loss from continuing operations..........................................     $   (1,862,224)  $    (1,021,969)
                                                                                  ---------------  ----------------
Adjustments to reconcile net loss to net cash used in operating activities -
   Loss on impairment of customer list.......................................                 --           174,782
   Stock-based compensation..................................................            162,200           116,000
   Accretion of debt discount                                                             42,917           112,271
   Depreciation and amortization                                                         177,917           202,078
   Accrued interest                                                                      196,408             8,250
   Changes in operating assets and liabilities:
     Accounts receivable                                                                   7,970            94,035
     Prepaid expense and other current assets                                             15,133            27,620
     Other assets                                                                        (12,044)               --
     Accounts payable and accrued expenses                                               135,708           (56,739)
                                                                                  ---------------  ----------------
       Total adjustments                                                                 726,209           678,297
                                                                                  ---------------  ----------------
       Net cash used in operating activities                                          (1,136,015)         (343,672)
                                                                                  ---------------  ----------------

Cash Flows From Discontinued Operations:
Net loss from discontinued operations                                                    (61,995)         (187,491)
                                                                                  ---------------  ----------------
Changes in:
     Discontinued assets                                                                  31,121             6,092
     Discontinued liabilities                                                              5,970           (11,990)
                                                                                  ---------------  ----------------
       Net cash used in operating activities                                             (24,904)         (193,389)
                                                                                  ---------------  ----------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                                       (14,806)          (24,835)
                                                                                  ---------------  ----------------
     Net cash used in provided by investing activities                                   (14,806)          (24,835)
                                                                                  ---------------  ---------------

Cash Flows From Financing Activities:
Principal repayment of notes payable                                                          --           (50,000)
Proceeds from private placement                                                          174,000                --
Net proceeds from line of credit, bank                                                     8,315           132,560
Net proceeds from long-term debt                                                              --           570,150
Proceeds from bridge notes                                                               250,000           140,000
Proceeds from sale of common stock                                                       200,000                --
Repayment of long-term debt                                                              (25,000)               --
Advances from stockholder, net                                                            50,000                --
                                                                                  ---------------  ----------------
     Net cash provided by financing activities                                           657,315           792,710
                                                                                  ---------------  ----------------

Net (decrease) increase in cash and cash equivalents                                    (518,410)          230,814
Cash and cash equivalents - beginning                                                    597,739           366,925
                                                                                  ---------------  ----------------
Cash and cash equivalents - ending                                                $       79,329   $       597,739
                                                                                  ===============  ================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for -
   Interest                                                                       $        2,527   $        45,913
                                                                                  ===============  ================
   Taxes                                                                          $           --   $        15,160
                                                                                  ===============  ================

        The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

Note 1 - Organization and Nature of Business

Walker Financial Corporation (collectively with its subsidiaries, the "Company") provides various death care pre-arrangement services through two of its wholly-owned subsidiaries, National Preplanning, Inc. ("NPI") and American DataSource ("ADS"). NPI is a managing general insurance agency and third party marketer of pre-arranged death care servicing to corporations, unions and affinity groups. ADS provides trust administration services to independent funeral homes, state master trusts and companies that own funeral homes or cemetery for pre-need funeral and cemetery trust accounts.

Through its wholly owned subsidiary, Kelly Color, Inc. ("Kelly Color"), the Company operated in the film processing business through February 2004. As further discussed in Note 15 to these audited financial statements, the operations of Kelly Color have been included in these audited financial statements as discontinued operations.

Note 2 - Going Concern Uncertainty

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the fiscal year ended December 30, 2004, the Company incurred a net loss of $1,924,219 and, for the fiscal year ended December 30, 2003, the Company incurred a net loss of $1,209,460. The Company had a working capital deficiency at December 31, 2004 of $1,863,265.

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations (the "Kelly property"), as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of the sale of the Kelly property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. During the fiscal year ended December 31, 2004, the Company sold an aggregate of $624,000 of equity securities and debt instruments. There can be no assurance that the Company will be successful in any of its plans as discussed in this Note 2. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail some of its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Note 3 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Walker and its wholly-owned subsidiaries NPI, Kelly Color, and ADS collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted As of December 31, 2004, the Company has not established an allowance for doubt ful accounts.

Property and Equipment

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

Stock Options and Similar Equity Instruments

At December 31, 2004, the Company had a Equity Incentive Plan, which is described more fully in Note 13. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                                Years Ended December 31,
                                                                         --------------------------------------
                                                                                2004                2003
                                                                         ------------------  ------------------
Net loss as reported.................................................    $      (1,924,219)  $      (1,209,460)
Add:  Stock-based employee compensation expense included in
   reported loss                                                                        --                  --
Deduct:  Total stock-based employee compensation expense
   determined under fair value-based method for all awards,
     net of related tax effect                                                          --              (8,005)
                                                                                        --                  --
                                                                         ------------------  ------------------
Pro forma (loss)                                                         $      (1,924,219)  $      (1,217,465)
                                                                         ==================  ==================
Basic and diluted net loss per share as reported                         $          (0.241)  $           (0.16)
                                                                         ==================  ==================
Basic and diluted pro forma net loss per share                           $          (0.241)  $           (0.16)
                                                                         ==================  ==================

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                                                Years Ended December 31,
                                                                         --------------------------------------
                                                                                2004                2003
                                                                         ------------------  ------------------
Expected life (years)................................................                 --            5 Years
Interest rate                                                                         --              5.09%
Annual rate of dividends                                                              --              0.00%


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

                                                      December 30,
                                         --------------------------------------
                                                2004                2003
                                         ------------------  ------------------
Options                                             52,170                  --
Warrants                                         1,169,906             178,021
Convertible debt                                 2,936,890           1,190,141
                                         ------------------  ------------------
                                                 4,158,966           1,368,162
                                         ==================  ==================

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2004, the Company had no cash equivalents.

At times during the year cash balances may exceed the maximum amounts insured by the FDIC. As of December 31, 2004, the Company had a credit exposure of $51,302.

Concentration of Credit Risk

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $3,549 and $18,922 for the years ended December 31, 2004 and 2003, respectively.

Use of Estimates

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

At December 31, 2004, the Company has net operating loss carryforwards of approximately $5,500,000 which expire through 2023. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 2004, the deferred tax asset of approximately $2,100,000 has been offset by a valuation allowance of $2,100,000, which increased by $800,000 in 2004.

New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities which meet the definition of small business issuer under SEC Regulation S-B must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company's financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R is intended to provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of shared-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FSAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, the original SFAS 123 permitted entities the option of continuing to apply the guidance in APB Opinion 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities that are small business issuers will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, FASB issued SFAS No.153, "Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Intangibles

Intangibles consist of a customer list obtained in the merger with ADS. The customer list was recorded at its estimated fair value at the merger date and is being amortized using the greater of the income forecast method or straight-line method over its estimated useful life of three years. Amortization expense for the year ended December 31, 2004 and 2003 was $0 and approximately $93,000, respectively.

The customer list consisted of one customer. During the fourth quarter 2003, the Company ceased doing business with the customer and wrote down the asset to $0. Accordingly the Company recorded an impairment charge of approximately $175,000. The charge is included in the statement of operations for the year ended December 31, 2003.

Reclassifications

Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported income.

Note 4 - Property and Equipment

Property and equipment consists of the following as of December 31, 2004:

                                                                     Estimated
                                                   2004             Useful Life
                                            ------------------    --------------
Equipment                                   $          66,651        3-5 years
Developed software                                    432,938        3-5 years
Leasehold improvements                                 17,406         5 years
                                            ------------------
                                                      516,995
Less: accumulated depreciation                       (259,325)
                                            ------------------
Property and equipment, net                 $         257,670
                                            ==================

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $103,633 and $109,179, respectively.

Accumulated amortization for developed software as of December 31, 2004 was $194,821. Amortization expense for developed software for each of the years ended December 31, 2004 and 2003 was $86,587.

Expected amortization is as follows:

Year            Amount
2006           $ 86,587
2007             86,587
2008             64,943
               --------
Total          $238,117
               ========

Note 5 - Line of Credit, Bank

In July 2002, the Company entered into a new credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%, originally expiring on July 3, 2004. The Line of Credit was modified in June 2004 and, as modified, requires monthly payments of $1,225, commencing on July 21, 2004, with a final payment of the outstanding balance on June 21, 2005. There was $140,874 outstanding under the Line of Credit as of December 31, 2004. The Line of Credit is collateralized by a building owned by the Company that is located in North Carolina.

Note 6 - Note Payable and Accrued Interest

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

In exchange for the extension of the due date to June 30, 2002, the Company agreed to reduce the exercise price from $3.22 to $0.25, resulting in an increase to the fair value of warrant of $27,360, which accreted to interest expense through June 30, 2002

On June 30, 2003, the Company granted the note holder an additional warrants to purchase 128,550 shares of the Company's common stock and re-priced existing warrants to purchase an additional 71,450 shares of the Company's common stock previously issued to the holder, all in connection with the holder's agreement not to demand repayment of such indebtedness prior to November 1, 2003. The newly issued warrants and the re-priced warrants entitle the holder to purchase one share of the Company's common stock per warrant at any time prior to March 15, 2006 at a purchase price of $0.15 per share. The estimated fair value of the newly issued warrants is $38,067, using the Black-Scholes option-pricing model. The estimated fair value of the re-priced warrants is $20,704, using the Black-Scholes option-pricing model. These warrants have been recorded as additional deferred debt discount and interest will accrete over the extended life of the long-term debt. Interest expense accreted during the years ended December 31, 2004 and 2003 were $0 and $58,771, respectively. As of December 31, 2004, the principal balance due under this note was $105,000 and is presented on the accompanying balance sheet as a current liability.

On March 1, 2004, the Company began repayment of this note under a repayment plan calling for payments as follows:

Due Date                                                                 Amount
--------                                                                 ------
March 1, 2004..........................................................$ 10,000
April 1, 2004............................................................15,000
May 1, 2004..............................................................20,000

Beginning June 1, 2004, the repayment plan requires minimum monthly payments of $10,000 until the entire note is repaid in full, which is scheduled to occur on March 1, 2005. During the year ended December 31, 2004, the Company repaid $25,000 due under this note.

Note 7 - Bridge Notes

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

For the year ended December 31, 2004, the Company recorded additional interest expense for the accretion of the debt discount of $42,917.

On February 10, 2005, the Company issued $377,000 of 10% convertible promissory notes [the "Notes"] and 93,750 warrants to purchase common stock at an exercise price of $0.71 per share.

The notes are convertible at $0.71 per share or 30.211 shares for every $25,000 principal and interest converted.

During December 2004, the Company received an advance of 174,000 in connection with the Notes.

Note 8 - Issuance of Warrants and Option

During the years ended December 31, 2004 and 2003, the Company issued warrants and an option as follows:

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

                                                     Average          Average
                                                    Exercise        Remaining
                                     Warrants         Price            Life

Balance, Janaury 1, 2003               71,450       $    0.15            1.20

issued                                923,456            0.49            2.29
exercised                                  --              --              --
cancelled                                  --              --              --

Balance, December 31, 2003            994,906       $    0.64            1.74

issued                                175,000       $    0.45            2.59
exercised                                  --              --              --
cancelled                                  --              --              --

Balance, December 31, 2003          1,169,906       $    1.09            2.39


Note 9 - Related Party Transactions

Advances From Stockholders

As of December 31, 2004, advances totaling $50,000 were made by two individuals that are stockholders of the Company (one is also an officer). These advances are non-interest bearing and have no definitive repayment terms.

Note 10 - 10% Senior Subordinated Secured Convertible Promissory Notes

In December 2003, the Company sold and issued 10% Senior Subordinated Secured Convertible Promissory Notes (each, a "10% Note") in the aggregate principal amount of $845,000 and due in December 2006. The proceeds raised from the sale and issuance of the 10% Notes have been used to fund the Company's working capital and capital expenditure requirements. The 10% Notes were initially convertible into shares of the Company's common stock at conversion prices of $0.71 per share through December 5, 2005 and $1.25 thereafter.

The subscription agreements pursuant to which the Company sold the 10% Notes required, among other matters, that the Company register for resale under the Securities Act the shares issuable upon conversion of the 10% Notes by May 5, 2004. The Company was obligated, as a result of the failure to register such conversion shares by May 5, 2004, to pay to the holders of the 10% Notes a monthly fee equal to 1.5% of the principal amount of the 10% Notes for each month, or portion thereof, that the Company failed to cause such registration. The Company failed to cause such registration by May 5, 2004 and failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares.

The 10% Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. The Company failed to remit such interest payment to the holders of the 10% Notes. The failure to pay such interest payment is an "event of Default" under the 10% Notes, although the holders of the 10% Notes did not give notice to the Company of such event of Default. The occurrence of an event of Default would result in the interest rate on the 10% Notes to be increased to 12% per annum. The Company has the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of the Company's common stock at the per diem rate of 0.003125 shares for every $1.00 of principal, or an aggregate of 2,640.625 shares per day. The Company had not tendered such shares as of December 31, 2004. In addition, the Company incurred additional interest expense of $101,400 as the non-payment penalty.

The 10% Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes. As discussed in Note 7, in May and August 2004, the Company borrowed an aggregate of $250,000. Further, as discussed in Note 9, in July 2004, the Company borrowed an additional $50,000 from an officer/stockholder.

In October 2004, the Company offered to the holders of the 10% Notes one share of Company common stock for each $0.30 of principal evidenced by the 10% Notes and one share of Company common stock for each $0.23 of accrued interest due under the 10% Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Notes. The Company did agree to (a) use its best efforts to expeditiously register for resale the shares that the holders of the 10% Notes would receive in such exchange and (b) issue additional shares to the holders in the event that the Company issued shares to certain third parties for consideration less than $0.30 at any time prior to December 4, 2006. As of December 31, 2004, the holders of 10% Notes in the aggregate principal amount of $795,000 had indicated their desire to accept the Company's offer of exchange. As of December 31, 2004, the Company had not consummated the exchange and, accordingly, the 10% Notes are reflected as outstanding and a current liability on the accompanying balance sheet. Subsequent to December 31, 2004, the Company consummated the exchange and issued a total of 2,938,036 shares of Company common stock to the holders of such 10% Notes. The Company will record in the first quarter of 2005 a debt conversion expense based upon the value of the additional shares issued as a result of reducing the conversion price.

Note 11 - Economic Dependency

Major Customer

During the year ended December 31, 2004, the Company had sales to three customers totaling $209,019, or 88% of the Company's total sales for the 2004 fiscal year.

During the year ended December 31, 2003, the Company had sales of $800,123 (48%) to one customer. During the fourth quarter of the year ended December 31, 2003, this customer ceased doing business with the Company.

At December 31, 2004, $12,960, or 63% of the Company's total accounts receivable, was due from one customer.

Note 12 - Commitment and Contingencies

Litigation

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

Commitments

The Company has entered into an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, the Company will pay Mr. Segal an annual base salary of $200,000 for 2003, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors. As of December 31, 2004, the Company was in arrears in payment of Mr. Segal's salary in the amount of $36,793 and was indebted to him in the amount of $40,000 representing non-interest bearing advances he made to the Company.

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

As of December 31, 2004, the Company was in arrears under Mr. Walker's employment agreement in the amount of $32,964.

Operating Lease Arrangements

In May 2002, ADS entered into a non-cancelable operating lease for its facilities located in Houston, Texas expiring in June 2005.

Walker leases office space under a non-cancelable operating lease expiring in July 2005.

In July 2004, NPI entered into a non-cancelable operating lease for its facilities located in Garden City, New York expiring in July 2005.

Future minimum rental payments under the above non-cancelable operating leases as of December 31, 2004 are as follows:

                                          Year Ending
                                         December 31,             Amount
                                      ------------------    ------------------
                                             2005             $       34,800
                                                              --------------

Rental expense for the years ended December 31, 2004 and 2003 was approximately $133,000 and $102,000, respectively.

Note 13 - Capital Stock/Stockholders' Deficiency

During the year ended December 30, 2004, the Company sold and issued an aggregate of 1,000,000 shares of the Company's common stock for gross proceeds of $200,000.

In April 2004, the Company entered into a consulting agreement pursuant to which the Company agreed to issue to the consultant 150,000 shares of Company common stock and an option to purchase an additional 50,000 shares of Company common stock, exercisable at $0.20 per share, in consideration for the consultant's agreement to provide specified services. The Company issued the common stock to the consultant in connection with the execution of the consulting agreement. Subsequently, the Company terminated the consultant and refused to deliver the option due to the Company's belief that the consultant was unable to perform the agreed-upon services. The consultant retained such 150,000 shares, which were issued pursuant to the Company's 2002 Equity Incentive Plan. Accordingly, the Company recorded an expense of $75,000 which represents the fair value of the common stock issued.

In October 2004, the Company entered into two separate consulting agreements pursuant to which the Company agreed to issue to the consultants an aggregate of
1.5 million shares of Company common stock in consideration for the consultants' agreements to provide specified services. The terms of these agreements are each for approximately one year. The estimated fair value of the services to be provided under the consultant agreements is $630,000. At December 31, 2004, the Company issued 500,000 and 300,000 shares of Company common stock to the consultants. As such, the Company recorded deferred compensation of $336,000, which deferred compensation will be amortized over the life of the agreements. For the year ended December 31, 2004, $56,000 was recorded as an expense and is included in the accompanying statement of operations as part of operating expense. Subsequent to year end, the Company issued an additional 150,000 shares of Company common stock to one of the consultants.

On July 26, 2004, the Company entered into a term sheet that contemplated the sale to a limited liability company of up to $10 million of shares of Company common stock. The sale of such shares is subject to the prior registration of such shares for resale by the limited liability company/purchaser and the Company complying with certain other conditions. The term sheet required the Company to pay the limited liability company $10,000 in cash and issue the limited liability company 60,000 shares of Company common stock to reimburse the limited liability company for its expenses connected to the transaction. The 60,000 shares have been valued at $31,200 and are included in the accompanying statement of operations as part of operating expenses. Prior to the year end, the sales transaction with the limited liability company was terminated.

In November 2004, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed to purchase, subject to certain conditions, $6.0 million of Company common stock to be purchased over a 24-month period. Subsequent to year end, the Company issued 794,702 shares of Company common stock to Fusion Capital as a commitment fee.

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

Note 15 - Discontinued Operations

As discussed in Note 2 to these financial statements, the Company discontinued the operations of Kelly Color in February 2004 and sold certain of the assets of Kelly Color ("Kelly Assets") for an aggregate purchase price of $12,500 in cash. With the sale of the Kelly Assets the Company will discontinue to operate in the non-digital photographic development segment. Accordingly, the Company will report Kelly Color as discontinued operations effective January 1, 2004. Any remaining assets and liabilities of Kelly Color will be shown as assets and liabilities of discontinued operations until such assets are and liabilities are either sold or otherwise disposed of.

On February 4, 2004, the Company sold certain assets of Kelly Color and discontinued operating in the film processing segment. Accordingly, the Company currently operates in one segment, the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-arrangement funeral and cemetery accounts.

For all periods presented in the accompanying condensed consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At December 31, 2004, the discontinued assets and liabilities of Kelly Color are:

Assets -
   Prepaid expenses and other current assets................    $       1,630
   Fixed assets, net........................................           20,806
                                                                --------------
     Total assets                                               $      22,436
                                                                ==============

Liabilities -
   Accounts payable and accrued expenses                        $      15,440
                                                                --------------
     Total liabilities                                          $      15,440
                                                                ==============

The results of discontinued operations for the year ended December 31, 2004 and 2003 are:

                                                                       2004                2003
                                                                ------------------  ----------------
Net revenues................................................    $          47,286   $       664,327
Costs of revenues                                                         (61,410)         (369,645)
                                                                ------------------  ----------------
Operating expenses                                                        (47,871)         (482,173)
                                                                ------------------  ----------------
Net loss                                                        $         (61,995)  $      (187,491)
                                                                ==================  ================


Note 16 - Subsequent Event (unaudited)

On April 7, 2005, we entered into a purchase agreement to acquire 90% of the issued and outstanding stock of Disability Access Consultants, Inc. from its sole shareholder, Barbara Thorpe. The consideration for the purchase is $2 million, $1 million of which is payable in cash and the remainder to be payable by delivery of a secured promissory note in the principal amount of $1 million. The note is to be secured by a lien on all of our and the acquired company's equipment, inventory and receivables. The Company expects to close on the acquisition in the near term. However, there can be no assurance that the Company will be able to complete the acquisition.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2005              Walker Financial Corporation

                                    By:           /s/ Mitchell S. Segal
                                        ----------------------------------------
                                              Mitchell S. Segal, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ Mitchell S. Segal              President, Chief Executive Officer,
----------------------------------------    Chief Financial Officer and Director    April 15, 2005
             Mitchell S. Segal              (Principal Executive, Financial and
                                            Accounting Officer) and Director

         /s/ Peter Walker                   Director                                April 15, 2005
----------------------------------------
             Peter Walker


                                            Chairman                                April 15, 2005
----------------------------------------
             James Lucas

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003
                                   (Continued)
                          Walker Financial Corporation

                          ANNUAL REPORT ON FORM 10-KSB
                       Fiscal Year Ended December 31, 2004

                                  EXHIBIT INDEX
Exhibit
Number   Description
------   -----------
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

10.1 Form of warrant certificate evidencing warrants to purchase an aggregate of 60,000 shares of our common stock issued on July 25, 2003. [Incorporated by reference to exhibit 10.1 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.]

10.2 Form of 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003. [Incorporated by reference to exhibit
         10.2 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.]

10.3 Security Agreement, dated as of December 5, 2003, among the Company, the original holders of our 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003 and Strasbourger Pearson Tulcin Wolff, Incorporated, as agent for such holders. [Incorporated by reference to exhibit 10.3 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.]

10.4 Form of warrant certificate evidencing warrants to purchase 264,063 shares of our common stock issued to Strasbourger Pearson Tulcin Wolff, Incorporated, in its capacity as placement agent for the private placement of our 10% Senior Subordinated Secured Convertible Promissory Notes issued on December 5, 2003. [Incorporated by reference to exhibit 10.4 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.]

10.5 Common Stock Purchase Agreement, dated as of November 24, 2004, between Walker Financial Corporation and Fusion Capital Fund II, LLC. [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: November 30, 2004), filed with the Securities and Exchange Commission on December 1, 2004.]

10.6 Registration Rights Agreement, dated as of November 24, 2004, between Walker Financial Corporation and Fusion Capital Fund II, LLC. [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: November 30, 2004), filed with the Securities and Exchange Commission on December 1, 2004.]

10.7 Promissory note, dated August 5, 2004, of Walker Financial Corporation in the principal amount of $300,000 and payable to Cindy Dolgin. [Incorporated by reference to exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004.]

10.8 Warrant certificate, dated August 5, 2004, registered in the name of Cindy Dolgin. [Incorporated by reference to exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004.]

10.9 Investment Banking Consulting Agreement, dated as of October 5, 2004 between The Vantage Group Ltd. and Walker Financial Corporation. [Incorporated by reference to exhibit 10.3 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004.]

10.10 Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation. [Incorporated by reference to exhibit 10.4 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004.]

10.11 Consulting Services Agreement, effective April 10, 2002 (sic), between Walker International Industries Inc. (sic) and Shannon Harrison. [Incorporated by reference to exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 23, 2004.]

10.12 Promissory Note, dated May 22, 2004, of Walker Financial Corporation in the principal amount of $125,000 and payable to Cindy Dolgin. [Incorporated by reference to exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 23, 2004.]

10.13 Warrant Certificate, dated May 22, 2004, registered in the name of Cindy Dolgin. [Incorporated by reference to exhibit 10.3 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 23, 2004.]

10.14 Common Stock Purchase Agreement, dated November 24, 2004, between Fusion Capital Fund, LLC and Walker Financial Corporation.

10.15 Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation. [Incorporated by reference to exhibit 10.4 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004.]

10.16 Investment Banking Consulting Agreement, dated as of October 5, 2004, between The Vantage Group, Ltd. and Walker Financial Corporation. [Incorporated by reference to exhibit 10.3 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004.]

10.17 Purchase Agreement, dated April 7, 2005, among Walker Financial Corporation, Disability Access Consultants, Inc. and Barbara Thorpe.

10.18 Promissory Note, dated August 5, 2004, of Walker Financial Corporation in the principal amount of $125,000 and payable to Cindy Dolgin. [Incorporated by reference to exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004.]

10.19 Warrant Certificate, dated August 5, 2004, registered in the name of Cindy Dolgin. [Incorporated by reference to exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004.] 14.1 Code of ethics. [Incorporated by reference to exhibit 14.1 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.] 21.1 List of our subsidiaries. [Incorporated by reference to exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.] 31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer. 32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.