Form 10QSB
period 2005-03-31
WALKER FINANCIAL CORP
filed 2005-05-26
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 13,393,102 shares of the registrant's common stock, par value $.10 per share, outstanding as of May 19, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2005

                                Table of Contents

                                                                            Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
  Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2005.     3
  Condensed Consolidated Statements of Operations (Unaudited) for the
   Three Months Ended March 31, 2005 and 2004...........................     4
  Condensed Consolidated Statements of Cash Flows (Unaudited) for the
   Three Months Ended March 31, 2005 and 2004...........................     5
  Notes to Condensed Consolidated Financial Statements (Unaudited)......     6
Item 2. Management's Discussion and Analysis or Plan of Operation.......    15
Item 3. Controls and Procedures                                             19

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings .............................................    20
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...    20
Item 3.  Defaults Upon Senior Securities ...............................    21
Item 4.  Submission of Matters to a Vote of Security Holders ...........    21
Item 5.  Other Information .............................................    21
Item 6.  Exhibits ......................................................    21

Signatures .............................................................    22

Exhibit Index ..........................................................    23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                      March 31,
                                                                        2005
                                                                    -----------
                                     ASSETS
Current assets -
  Cash                                                              $     5,860
  Accounts receivable                                                    29,462
  Deferred financing costs, net                                          88,625
  Discontinued assets                                                    22,437
  Prepaid expenses and other current assets                                 307
                                                                    -----------
   Total current assets                                                 146,691
                                                                    -----------
Property and equipment, net                                             232,636
Other assets                                                              9,949
                                                                    -----------
     Total assets                                                   $   389,276
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities -
  Accounts payable and accrued expenses                             $   268,144
  Line of credit, bank                                                  134,504
  Bridge notes payable, net of debt discount of $23,750                 601,250
  Note payable                                                          105,000
  10% Senior Subordinated Secured Convertible Promissory Notes           50,000
  Due to officer-stockholder                                             40,000
  Accrued interest                                                       36,788
  Discontinued liabilities                                               15,440
                                                                    -----------
   Total current liabilities                                          1,251,126
                                                                    -----------
Stockholders' deficiency -
  Common stock, par value $.10 per share, 100,000,000
   authorized, 13,393,102 shares issued and outstanding               1,339,310
  Additional paid-in capital                                          6,188,188
  Deferred offering costs                                              (599,321)
  Accumulated deficit                                                (7,790,027)
                                                                    -----------
     Total stockholders' deficiency                                    (861,850)
                                                                    -----------
      Total liabilities and stockholders' deficiency                $   389,276
                                                                    ===========

           See notes to condensed consolidated financial statements

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended
                                                                     March 31,
                                                         ----------------------------
                                                              2005            2004
                                                         ------------    ------------
Net revenues                                             $     68,994    $     50,000
Operating expenses                                           (618,941)       (373,770)
                                                         ------------    ------------
  Operating loss                                             (549,947)       (323,770)
Debt conversion expense                                      (933,793)             --
Interest expense                                             (193,711)        (27,004)
                                                         ------------    ------------
  Loss from continuing operations                          (1,677,451)       (350,774)
Loss from discontinued operations                                  --         (55,356)
                                                         ------------    ------------
  Net loss                                               $ (1,677,451)   $   (406,130)
                                                         ============    ============

Per share data - basic and diluted
  Loss from continuing operations                        $      (0.13)   $      (0.05)
  Loss from discontinued operations                                --           (0.00)
                                                         ------------    ------------
   Net loss per common share                             $      (0.13)          (0.05)
                                                         ============    ============

  Weighted average number of common shares outstanding     13,201,794       7,501,510
                                                         ============    ============

           See notes to condensed consolidated financial statements

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                  $(1,677,451)   $  (350,774)
                                                     -----------    -----------
Adjustments to reconcile net loss to net cash
  used in operating activities -
  Depreciation and amortization                           25,034         44,791
  Compensatory element of stock issuance                 105,000             --
  Amortization of deferred compensation                  157,500             --
  Debt conversion expense                                933,793             --
  Interest - deferred financing cost                     161,376             --
  Accretion of debt discount                              14,750             --
  Changes in operating assets and liabilities -
   Accounts receivable, net                               (8,950)        (4,692)
   Prepaid expenses and other current assets               5,393          3,496
   Accounts payable and accrued expenses                  38,666        (25,097)
   Accrued interest                                       35,541         25,162
                                                     -----------    -----------
   Total adjustments                                   1,468,103         43,660
                                                     -----------    -----------
     Net cash used in operating activities              (209,348)      (307,114)
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  OF DISCONTINUED OPERATIONS:
Loss from discontinued operations                             --        (55,356)
Change in -
  Assets from discontinued operations                         --         40,815
  Liabilities from discontinued operations                    --          6,371
                                                     -----------    -----------
Net cash used in operating activities
  of discontinued operations                                  --         (8,170)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit, bank                    (6,370)        15,029
Repayment of advances from stockholder                   (10,000)            --
Proceeds from sale of bridge notes                       201,000             --
Fees paid in connection with debt acquisition            (48,750)            --
Principal repayment of notes payable                          --        (10,000)
                                                     -----------    -----------
     Net cash provided by financing activities           135,880          5,029
                                                     -----------    -----------

Net decrease in cash and cash equivalents                (73,468)      (310,255)
Cash and cash equivalents - beginning                     79,328        587,626
                                                     -----------    -----------
Cash and cash equivalents - ending                   $     5,860    $   277,371
                                                     ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 2,936,890 shares of common stock
  for the settlement of 10% Senior Subordinated
  Secured Convertible Promissory Notes and
  accrued interest                                   $   980,203    $        --
                                                     ===========    ===========
93,750 warrants to be issued in connection
  with sale of bridge notes                          $    28,500    $        --
                                                     ===========    ===========
187,500 warrants to be issued in connection
  with sale of bridge notes                          $    57,600    $        --
                                                     ===========    ===========

           See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - Organization and Basis of Presentation

Organization

Walker Financial Corporation (collectively with its subsidiaries, the "Company") provides various death care pre-arrangement services through two of its wholly-owned subsidiaries, National Preplanning, Inc. ("NPI") and American DataSource ("ADS"). NPI is a managing general insurance agency and third party marketer of pre-arranged death care services to corporations, unions and affinity groups. ADS provides trust administration services to independent funeral homes, state master trusts and companies that own funeral homes or cemetery for pre-need funeral and cemetery trust accounts.

Through its wholly owned subsidiary, Kelly Color, Inc. ("Kelly Color"), the Company operated in the film processing business through February 2004. As further discussed in Note 11 to these unaudited financial statements, the operations of Kelly Color have been included in these unaudited financial statements as discontinued operations.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2005 and for all periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - Going Concern Uncertainty

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the three months ended March 31, 2005, the Company incurred a net loss of $1,677,451 and, at March 31, 2005, had a working capital deficiency of $1,104,435, an accumulated deficit of $7,790,027 and a stockholders' deficiency of $861,850.

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations (the "Kelly Color property"), as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of any future sale of the Kelly Color property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. During the three months ended March 31, 2005, the Company settled 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 in exchange for the issuance of 2,936,890 shares of Company common stock (see Notes 5 and 8) and issued bridge notes in the principal amount of $201,000 (see Note 6). There can be no assurance that the Company will be successful in any of its plans as discussed in this Note 2. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail some of its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

NOTE 3 - Selected Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries NPI, Kelly Color and ADS, collectively referred to as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon a predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

Loss Per Share

Basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding options, warrants and convertible securities, as set forth below, are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

                                                              March 31,
                                                   -----------------------------
                                                      2005               2004
                                                   ---------           ---------
Options                                               52,170              25,000
Warrants                                           1,169,906             999,904
Convertible debt                                     598,592           1,222,869
                                                   ---------           ---------
                                                   1,820,668           2,247,773
                                                   =========           =========

Stock Based Compensation

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

Stock Options and Similar Equity Instruments

At March 31, 2005, the Company had a Equity Incentive Plan. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Since no options were granted during the respective periods net loss and pro forma net loss are identical.

                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                         2005          2004
                                                   --------------   ------------
Net loss, as reported                              $  (1,677,451)   $  (406,130)
Add:  Stock-based employee compensation expense
  included in reported loss                                   --             --
Deduct:  Total stock-based employee compensation
  expense determined under fair value-based method
  for all awards, net of related tax effect                   --             --
                                                   --------------   ------------
Pro forma loss                                     $  (1,677,451)   $  (406,130)
                                                   =============    ===========
Basic and diluted net loss per share, as reported  $       (0.13)   $     (0.05)
                                                   =============    ===========
Basic and diluted pro forma net loss per share     $       (0.13)   $     (0.05)
                                                   =============    ===========

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB 51" ("FIN 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The Company is currently in the process of evaluating the effect that this pronouncement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that this pronouncement will have on its financial statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of SFAS No. 153 should be applied prospectively. The Company is currently in the process of evaluating the effect that this pronouncement will have on its financial statements.

NOTE 4 - Line of Credit, Bank

The Company has a credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%. The Line of Credit was modified in June 2004 and, as modified, requires monthly payments of $1,225 and a final payment of the outstanding balance on June 21, 2005. There was $134,504 outstanding under the Line of Credit as of March 31, 2005. The Line of Credit is collateralized by the Kelly Color property located in North Carolina.

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

The 10% Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes. In May and August 2004, the Company borrowed, without approval, an aggregate of $250,000. Further, in July 2004, the Company borrowed, without approval, an additional $50,000 from an officer/stockholder (see Note 7) and, in December 2004 through February 2005, sold and issued, without approval, 10% convertible promissory notes in the aggregate principal amount of $375,000 (see Note 6).

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

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

On January 5, the Company issued a total of 2,938,036 shares of Company common stock to the holders of 10% Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 for settlement of such 10% Notes. As a result of the debt settlement the Company wrote off $125,695 of deferred financing costs previously amortized. The charge was included as an interest expense on the statement of operations for the three months ended March 31, 2005. The Company has a remaining principal balance of $50,000 due to the holders of the note, and incurred $22,050 of interest and penalty interest included in the statements of operations for the three months ended March 31, 2005. Upon the effectiveness of the debt settlement, the Company recorded a conversion charge of $993,793, which is the estimated fair value of the additional shares of Company common stock issued in excess of the amount of shares that were issuable at the original conversion prices for the debt.

NOTE 6 - Notes Payable and Bridge Notes

Notes Payable

In August 2004, the due date of a 6% promissory note originally issued by NPI prior to March 19, 2002 was extended to the earlier of (a) the date which is 60 days following the effectiveness of a registration statement under the Securities Act registering for resale the shares of the Company's common stock issuable upon exercise of the warrants sold and issued with the 6% promissory note or (b) January 2, 2005. The consideration tendered by the Company in connection with the extension of the due date of the 6% promissory note was a reduction in the exercise price of the warrants sold and issued with the 6% Promissory Notes to $0.45 per share.

Beginning June 1, 2004, the Company began repayment of this note under a repayment plan calling for payments requiring minimum monthly payments of $10,000 until the entire note is repaid in full, which was scheduled to occur on March 1, 2005. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. During the three months ended March 31, 2005, the Company did not make any payments under this note. As of March 31, 2005, the principal balance due under this note was $105,000 and is presented on the accompanying balance sheet as a current liability.

Bridge Notes

In May 2004, the Company sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due on August 22, 2004 and (b) warrants to purchase 70,000 shares of the Company's common stock at an exercise price of $0.71 per share. The fair value of the warrants is $35,000 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note. In August 2004, the due date of such promissory note was extended to no later than January 2, 2005. The Company currently is not in compliance with the repayment terms of this note.

In August 2004, the Company sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due January 2, 2005 and (b) warrants to purchase 105,000 shares of the Company's common stock at an exercise price of $.45 per share. The fair value of the warrants is $31,250 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note. The Company currently is not in compliance with the repayment terms of this note.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

For the above two notes, the Company incurred $10,000 of additional debt accretion interest expense for the three months ended March 31, 2005 that is related to the debt discount.

In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000 (the "Notes") and committed to issuing 93,750 warrants to purchase common stock at an exercise price of $0.71 per share. The estimated fair value of the warrants is $25,800 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note. The Company incurred additional debt accretion interest expense of $4,300.

In connection with the sale and issuance of the Notes, the Company incurred fees of $48,750 and committed to issuing 187,500 warrants to the private placement agent for services provided. The estimated fair value of the warrants is $57,600 using the Black-Scholes option pricing model. The cost of $106,350 has been capitalized as deferred financing fees and will be amortized over the life of the debt which is twelve months. Amortization expense for the three months ended March 31, 2005 is $17,725.

The Notes are convertible at $0.71 per share or 30,211 shares for every $25,000 principal and interest converted. The note did not carry any beneficial conversion features.

NOTE 7 - Advance from Officer/Stockholder

In July 2004, an officer-stockholder advanced the Company $50,000. The advance is non-interest bearing and has no definitive repayment terms. The Company repaid $10,000 of the advance during the three months ended March 31, 2005 and as of March 31, 2005, the total amount due the officer-stockholder was $40,000.

NOTE 8 - Stockholders' Deficiency

As discussed in Note 5, the Company issued 2,936,890 shares of Company common stock for the settlement of the 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203.

In November 2004, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed to purchase, subject to certain conditions, $6,000,000 of Company common stock over a 24-month period commencing upon the effectiveness of a registration statement with respect to the resale of the Company common stock to be sold to Fusion Capital under the agreement.

On January 5, 2005, the Company issued to Fusion Capital 794,702 shares of Company common stock as a commitment fee. The 794,702 shares were valued at $476,821, or $0.60 per share, and is included in deferred offering costs. The deferred offering costs charge will be amortized over a 24-month period commencing on the effectiveness of the registration of such shares under the Securities Act. As of May 19, 2005, the Company has not filed a registration statement with respect to the shares of Company common stock issuable under the Stock Purchase Agreement.

On January 15, 2005, Company issued 150,000 shares of Company's common stock to a consultant as a settlement of terminating its agreement with the consultant. The shares were valued at $105,000, or $0.70 per share.

On February 10, 2005, the Company committed to issuing 93,750 warrants to purchase common stock at an exercise price of $0.71 per share in connection with the $375,000 of 10% convertible promissory notes. The estimated fair value of the warrants is $25,800 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note, which is twelve months.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

On February 10, 2005, the Company committed to issuing 187,500 warrants to the private placement agent. The estimated fair value of the warrants is $57,600 using the Black-Scholes option pricing model. The cost has been capitalized as deferred financing fees and will be amortized over the life of the debt which is 12 months.

NOTE 9 - Consulting Agreement

In October 2004, the Company entered into two separate consulting agreements with Phoenix Holdings Ltd ("Phoenix") and Vantage Group LLC ("Vantage"), pursuant to which the Company agreed to issue to the consultants an aggregate of
1.5 million shares of Company common stock in consideration for the consultants' agreements to provide specified services. The terms of these agreements are each for approximately one year. In November 31, 2004, the Company issued 500,000 and 300,000 shares of Company common stock to the consultants. As such, the Company recorded deferred compensation of $336,000, which deferred compensation will be amortized over the life of the agreements.

On January 15, 2005, Company issued an additional 150,000 shares of Company's common stock to Vantage as settlement of terminating its agreement with the consultant. The shares were valued at $105,000, or $0.70 per share. In addition, the Company expensed $105,000 of deferred compensation for the termination both charges are included in the accompanying statement of operations as part of operating expense for the three months ended March 31, 2005.

For the three months ended March 31, 2004, the Company incurred $52,500 of amortization expense for the Phoenix consulting agreement and the charge is included in the accompanying statement of operations as part of operating expense.

NOTE 10 - Commitment and Contingencies

Litigation

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

Commitments

The Company has entered into an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, the Company was obligated to pay Mr. Segal an annual base salary of $200,000 for 2002, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors. The Company is paying Mr. Segal an annual base salary of $220,000 for 2005. As of March 31, 2005, Mr. Segal is owed approximately $50,000 of unpaid salary and is included as part of accounts payable and accrued expenses on the balance sheet.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

The Company also has entered into an employment agreement with Peter Walker through March 18, 2012. Under Mr. Walker's employment agreement, the Company will pay Mr. Walker an annual base salary of $100,000, plus a monthly non-accountable expense allowance of $1,000. Mr. Walker's employment agreement does not require Mr. Walker to devote a minimum number of hours to the business. Mr. Walker's employment agreement does require the Company to use the Company's best efforts to cause Mr. Walker to be nominated for election to the Company's board of directors during the term of Mr. Walker's employment agreement.

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

As of March 31, 2005, Mr. Walker is owed approximately $56,000 of unpaid salary and is included as part of accounts payable and accrued expenses on the balance sheet.

NOTE 11 - Discontinued Operations

On February 4, 2004, the Company sold certain assets of Kelly Color and discontinued operating in the film processing segment. Accordingly, the Company currently operates in one segment, the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-arrangement funeral and cemetery accounts.

For all periods presented in these condensed consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At March 31, 2005, the discontinued assets and liabilities of Kelly Color are:

Assets -
   Prepaid expenses and other current assets                             $ 1,631
   Fixed assets                                                           20,806
                                                                         -------
      Total assets                                                       $22,437
                                                                         =======
Liabilities -
   Accounts payable and accrued expenses                                 $15,440
                                                                         -------
      Total liabilities                                                  $15,440
                                                                         =======

The results of discontinued operations for the three months ended March 31, 2005 and 2004 are:

                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                      2005               2004
                                                   ---------           --------
Revenues                                           $      --           $ 47,267
Cost of revenues                                          --            (80,847)
Operating expenses                                        --            (21,776)
                                                   ---------           --------
 Net loss                                          $      --           $(55,356)
                                                   =========           ========

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

NOTE 12 - Economic Dependency

Major Customer

During each of the three months ended March 31, 2005 and 2004, the Company had sales to three customers totaling $65,313, or 94%, and $45,851, or 91%, of the Company's net revenues, respectively.

At March 31, 2005, $5,535, or 19%, of the Company's total accounts receivable was due from one customer.

NOTE 13 - Reclassifications

Certain accounts in the prior period's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported income.

NOTE 14 - Subsequent Events

On April 7, 2005, the Company entered into a purchase agreement to acquire 90% of the issued and outstanding stock of Disability Access Consultants, Inc. a California corporation ("DAC"), from its sole shareholder. The consideration for the purchase is $2 million, consisting of $1 million in cash and a secured promissory note in the amount of $1 million. The promissory note is to be secured by a lien on substantially all of the Company's and DAC's assets. The conditionas for closing on this acquisition have not yet been met and there can be no assurance that the acquisition will be completed.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

Financial Condition and Liquidity

We had negative working capital of $1,104,435 at March 31, 2005, compared to working capital of $8,760 at March 31, 2004. A company's working capital is the amount by which its current assets exceed its current liabilities. A working capital deficiency or negative working capital results when the company's current liabilities exceed its current assets. The decrease in our working capital was a result of our net loss for the three months ended March 31, 2005, which has resulted in a significant reduction in our cash and cash equivalents in addition to the line of credit secured by our Kelly Color building which becomes due in June of this year and increased accrued salary expenses and related benefits.

Net cash used in operating activities was $209,348 for the three months ended March 31, 2005, compared to net cash used in operating activities of $307,114 for the three months ended March 31, 2004. The decrease is primarily attributed to the cost cutting programs and downsizing we initiated during our year ended December 31, 2004. ADS lost its significant customer during the quarter ended September 30, 2003.

There was no net cash used in investing activities for each of the three months ended March 31, 2005 and 2004.

Net cash provided by financing activities was $135,880 for the three months ended March 31, 2005, as compared with $5,030 for the three months ended March 31, 2004. This resulted from proceeds of $201,000 from a sale of convertible bridge notes, reduced by fees paid in connection with the sale of such bridge notes and a partial repayment of $10,000 owed to an officer-stockholder. As of March 31, 2005, $40,000 was owed to this officer-stockholder. Net financing used by the line of credit for the three months ended March 31, 2005 was $6,370 compared to net cash provided by $15,029 for the three months ended March 31, 2004.

As a result of these activities, our cash and cash equivalents decreased to $5,860 as of March 31, 2005, compared to cash and cash equivalents of $ 277,731 at March 31, 2004.

We have filed a registration statement under the Securities Act of 1933 with respect to the resale by the holders of certain of our outstanding common stock and warrants. The shares of our common stock subject to the pending registration statement include (a) 4,436,890 shares issued in settlement of 10% Notes in the principal amount of $795,000 and accrued interest totaling $185,203, (b) one million shares sold for cash consideration of $200,000, (c) 200,000 shares issuable upon exercise of warrants we issued in connection with a $150,000 loan we assumed in connection with our acqusition of NPI 200_, at an exercise price of $0.15 per share, (d) 724,063 shares issuable upon exercise of warrants we issued to a consultants in 2003 and 2004, at an exercise price of $0.28 per share, (e) 31,463 shares issuable upon exercise of warrants issued to a consultant in we assumed in connection with our acqusition of NPI 200_, at an exercise price of $0.35 per share, and (f) 39,380 shares issuable upon exercise of warrants we assumed in connection with our acquisition of NPI in March 2002, at exercise prices ranging from $4.20 to $7.23 per share. We anticipate filing another registration statement with respect to the 20 million shares of our common stock issuable to Fusion Capital under our common stock purchase agreement with Fusion Capital. We intend to utilize the proceeds from the sale to Fusion Capital of shares of our common stock to satisfy a portion of our outstanding debt and for working capital purposes. No assurance can be given that either of such registration statements will be declared effective. We also intend to seek to raise additional capital to fund any future acquisitions. . Plan of Operations

We create, provide and market death care financial service products, currently focusing on pre-arrangement and pre-need products. Pre-arrangement and pre-need products allow individuals to secure the funding for their future funerals prior to their death and, in some incidences, the goods, materials and services required in connection with such funerals. For pre-need funding products, we act as agent in the sale of life insurance policies in amounts ranging from $3,000 to $15,000. The proceeds of each of these insurance policies are used for the payment of the policy holder's funeral costs. An individual additionally can freeze or guarantee the price of their future funeral by pre-arranging their funeral. This process entails an individual choosing, prior to their death, the type of interment process they desire (burial or cremation), visitation and religious services at the funeral parlor or elsewhere and the desired type of caskets and other goods, materials and services to be utilized in connection with the funeral of the policy holder.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

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

NPI is the subsidiary from which we plan on achieving much of our growth. NPI has entered into various strategic relationships and selling agreements which will allow it to market its products to a number of individuals. Although NPI's agreements allow it to market its products to over 3 million individuals, the timing of when the marketing occurs is subject to the decisions of both our strategic partners and the ultimate client groups. As a result, NPI's marketing efforts have not commenced even though agreements have been executed as discussed. NPI has recently been advised that one of its strategic partners will commence marketing its products to a 15,000 member union in May 2005. Additionally, NPI has been informed that another partner will commence the marketing of NPI's products in May 2005.

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

NPI only has generated minimal revenues from its worksite marketing efforts to date and there can be no assurance that NPI will ever generate any substantial revenues from such efforts. We may decide in the future to revise NPI's marketing strategy to a more common approach, such as utilizing print, radio and television advertising directed at individuals outside of the worksite and affinity marketing arenas.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

NPI originally sought to acquire direct third party marketers of pre-arranged death care that marketed pre-arranged death care services primarily by direct mail, as well as operating the pre-arrangement office in many funeral home locations. We have altered our strategic plans to focus on potential acquisitions in the employee benefit and work-site marketing areas which allow for the cross-selling of our products, in addition to other businesses which market products and services which benefit the baby boomer and senior population segments.

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $40 million in trust funds. In September 2003, ADS lost a significant source of revenues when our biggest client, Service Corporation International, the largest funeral home and cemetery operator in the country, removed approximately $70 million of trust assets that ADS administrated and sought administration of such assets overseas. SCI removed all trust assets under administration from a variety of outside vendors such as ADS. As a result, ADS has increased its efforts to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies. Although not many trust administration companies have been offered for sale, through our ADS subsidiary, we have had preliminary discussions with a possible acquisition candidate and will revisit these discussions in early 2006.

ADS recently entered into a marketing agreement with Parkway Advisors, L.P., pursuant to which Parkway has agreed to market ADS's trust services to their existing and potential clients. Parkway would share in fees generated by ADS to clients that were identified to us by Parkway. We do not anticipate generating any revenue from our agreement with Parkway, if ever, prior to the third or fourth quarters of 2005.

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

Results of Operations

Net revenues for the three months ended March 31, 2005 were approximately $69,000, all of which was generated by ADS, as compared to $50,000 for the three months ended March 31, 2004, which also was generated by ADS. Although NPI has entered into several strategic relationships which allows for the marketing of its products, the marketing of NPI's products will not commence until the third and fourth quarters of 2005. No assurance can be given that such marketing arrangements will generate any revenue to the Company. ADS has begun to recover from the lost of its former largest client, which had brought all of its trust assets that were administered by third parties in-house.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
                                   (continued)

Operating expenses for the three months ended March 31, 2005 were approximately $619,000, of which $219,000 was generated by NPI, $29,000 was generated by Walker, and $108,000 was generated by ADS. Additionally, there were expenses related to the issuance of shares to consultants in the amount of $105,000 and the amortization of deferred compensation of $158,000. Operating expenses for the three months ended March 31, 2004 were $374,000, of which $198,000 was generated by NPI, $31,000 was generated by Walker and $145,000 was generated by ADS. The operating loss from continuing operations for the three months ended March 31, 2005 was $1,677,000, of which $272,000 was incurred by NPI, $29,000 was incurred by Walker and $39,000 was incurred by ADS, with the remainder related to expenses incurred in connection with the issuance of shares of our common stock to consultants in the amount of $105,000, expense relating to the write-down of deferred financing costs of $126,000 on the settlement of our 10% Senior Subordinated Secured Promissory Notes in the aggregate principal amount of $795,000 and accrued interest of $185,000 in exchange for 2,936,890 shares of our common stock and a debt conversion charge of $933,000, the amortization of deferred compensation of $158,000 and the accretion of the debt discount of $15,000. The loss from continuing operations for the three months ended March 31, 2004 was $351,000, of which $116,000 was incurred by NPI, $92,000 was incurred by Walker and $143,000 was incurred by ADS. Although NPI has yet to generate any meaningful revenues the Company continues to incur losses relating to increased marketing, sales and infrastructure technology development in anticipation of potential sales to commence in the third and fourth quarters of 2005, as well as costs incurred related to potential acquisitions.

Interest expense for the three months ended March 31, 2005 was approximately $194,000, as compared to interest expense for the three months ended March 31, 2004 of $27,000. Interest expense is derived by the costs of borrowing funds and the amortization of debt discounts. Included in interest expense for the three months ended March 31, 2005, is $126,000 relating to the write-down of deferred offering costs relating to the settlement of 10% Notes in the aggregate principal amount of $795,000 and $15,000 relating to the accretion of debt discount.

As a result of the foregoing, we incurred a net loss of $1,677,451 for the three months ended March 31, 2005, or $0.13 per share, as compared to a net loss of $406,130 for the three months ended March 31, 2004, or $0.05 per share.

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

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be made by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during our fiscal years ended December 31, 2004 and 2003. We have implemented some procedures to help minimize the risks associated with this material weakness, including using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. Additionally, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties.

Changes in Internal Controls

Our certifying officer confirms that we are currently developing procedures to help minimize the risks associated with the material weakness identified by our independent auditors and discussed in the immediately preceding section of this
Item 3. We began using an independent accountant to review, compile and consolidate our financial statements on a quarterly and annual basis. We will additionally be hiring an independent accountant, on a going forward basis, to evaluate and implement new accounting pronouncements, evaluate and properly record equity issuance related transactions for options, warrants and common stock. In addition, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15 2005 (Commission File No.: 0-5418), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.

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

On January 5, 2005, we issued 794,702 shares of our common stock to Fusion Capital as a commitment fee for entering into our common stock purchase agreement with Fusion Capital. We have valued these shares at $476,821, or $0.60 per share, and has been recorded as deferred compensation. The deferred charges will be amortized over the life of the agreement. We believe that the issuance of such common stock was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section ___ of the Securities Act.

On January 15, 2005, we issued 150,000 shares of our common stock to a consultant as a settlement in connection with the terminating of our agreement with the consultant. We have valued these shares at $105,000, or $0.70 per share. We believe that the issuance of such common stock was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section ___ of the Securities Act.

Effective February 10, 2005, in connection with the November 2004 and February 2005 sale and issuance of 10% convertible promissory notes in the aggregate principal amount of $375,000, we issued to the purchasers of such notes a total of 93,750 warrants to purchase shares of our common stock at an exercise price of $0.71 per share. The warrants will expire on February 10, 2008. We have estimated the fair value of these warrants at $25,800 using the Black-Scholes option pricing model and has been recorded as a deferred debt discount which will accrete to interest expense over the life of the promissory notes. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act.

On February 10, 2005, we committed to issuing to J.P Turner & Co. a total of 187,500 warrants to purchase shares of our common stock at an exercise price of $0.15 per share as a finder's fee in connection with the offer and sale of our 10% convertible promissory notes in the aggregate principal amount of $375,000. The warrants will expire on February 10, 2008. We have estimated the fair value of the warrants at $57,600 using the Black-Scholes option pricing model. The cost has been capitalized as deferred financing fees and will be amortized over the life of the debt, which is twelve months. We believe that the issuance of such warrants will be exempt from the registration requirements of the Securities Act.

Item 3. Defaults on Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

Exhibit
Number   Description
------   -----------
 10.1    Form of 10% Convertible Senior Subordinated Promissory Notes
 10.2 Form of warrant certificate evidencing warrants issued to purchasers of the 10% Convertible Senior Subordinated Promissory Notes
 10.3 Warrant certificate evidencing 187,500 warrants registered in the name of J.P Turner & Co. issued in connection with the sale of the 10% Convertible Senior Subordinated Promissory Notes
 31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.
 32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 25, 2005                 Walker Financial Corporation

                                    By:   /s/  Mitchell S. Segal
                                         -------------------------------------
                                              Mitchell S. Segal, President

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2005

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------
 10.1    Form of 10% Convertible Senior Subordinated Promissory Notes
 10.2 Form of warrant certificate evidencing warrants issued to purchasers of the 10% Convertible Senior Subordinated Promissory Notes
 10.3 Warrant certificate evidencing 187,500 warrants registered in the name of J.P Turner & Co. issued in connection with the sale of the 10% Convertible Senior Subordinated Promissory Notes
 31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.
 32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.