Form 10QSB
period 2005-06-30
WALKER FINANCIAL CORP
filed 2005-08-22
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                |X| QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 13,687,220 shares of the registrant's common stock, par value $.10 per share, outstanding as of August 3, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2005

Table of Contents

                                                                            Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
  Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2005.      3
  Condensed Consolidated Statements of Operations (Unaudited) for the
   Three and Six Months Ended June 30, 2005 and 2004................         4
  Condensed Consolidated Statements of Cash Flows (Unaudited) for the
   Six Months Ended June 30, 2005 and 2004...........................        5
  Notes to Condensed Consolidated Financial Statements (Unaudited)......     6
Item 2. Management's Discussion and Analysis or Plan of Operation.......    16
Item 3. Controls and Procedures                                             21

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings .............................................    22
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...    22
Item 3.  Defaults Upon Senior Securities ...............................    22
Item 4.  Submission of Matters to a Vote of Security Holders ...........    22
Item 5.  Other Information .............................................    23
Item 6.  Exhibits ......................................................    23

Signatures .............................................................    24

Exhibit Index ..........................................................    25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)



                                     ASSETS

Current assets -
  Cash                                                              $    18,832
  Accounts receivable                                                    27,480
  Deferred financing costs, net                                          62,037
  Prepaid expenses and other current assets                               8,448
                                                                    -----------
   Total current assets                                                 116,797
                                                                    -----------
Property and equipment, net                                             207,904

                                                                    -----------
     Total assets                                                   $   324,701
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities -
  Line of credit, bank                                              $   133,280
  Accounts payable and accrued expenses                                 426,123
  Bridge notes payable, net of debt discount of $23,750                 610,750
  Note payable                                                          105,000
  10% Senior Subordinated Secured Convertible Promissory Notes           50,000
  Due to officer-stockholder                                             50,500
  Accrued interest                                                       51,996
  Discontinued liabilities                                               15,440
                                                                    -----------
   Total current liabilities                                          1,443,089
                                                                    -----------
Stockholders' deficiency -
  Common stock, par value $.10 per share, 100,000,000
   authorized, 13,687,220 shares issued and outstanding               1,368,722
  Additional paid-in capital                                          6,258,776
  Deferred compensation                                               (546,821)
  Accumulated deficit                                                (8,199,065)
                                                                    -----------
     Total stockholders' deficiency                                  (1,118,388)
                                                                    -----------
      Total liabilities and stockholders' deficiency                $   324,701
                                                                    ===========

            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended             Six Months Ended
                                               June 30,                     June 30,
                                     ----------------------------    -----------------------
                                         2005            2004           2005         2004
                                     ------------    ------------    ----------  -----------
Net revenues                         $     88,099    $     50,791    $  157,093  $  100,791
                                     ------------    ------------    -----------  ----------
Operating expenses
  Compensation                            143,349         214,150       327,699     413,509
  Professional Fees                       105,221          31,735       149,183      52,295
  Consulting Fees                          72,100          12,500       342,100      30,000
  Depreciation                             24,733          43,890        49,767      88,681
  General and Administrative               61,687         100,162       157,282     266,722
                                     ------------    ------------    -----------  ----------
    Total Operating Expenses              407,090         402,437     1,026,031     851,207
                                     ------------    ------------    -----------  ----------
  Operating loss                         (318,991)       (351,646)     (868,938)   (750,416)
Debt conversion expense                        --              --      (933,793)         --
Write off of assets                       (20,806)             --       (20,806)         --
Interest expense                          (69,241)        (22,012)     (262,952)    (51,916)
                                      ------------    ------------   -----------   ---------
  Loss from continuing operations        (409,038)       (373,658)   (2,086,489)   (802,332)
Loss from discontinued operations              --          (6,131)           --     (61,487)
                                     ------------    ------------    -----------   ---------
  Net loss                           $   (409,038)   $   (379,789)  $(2,086,489)  $(863,819)
                                       ===========    ============   ===========   =========

Per share data - basic and diluted
  Loss from continuing operations          ($0.03)         ($0.05)       ($0.15)     ($0.11)
  Loss from discontinued operations            --          ($0.00)           --      ($0.01)
                                       -----------    ------------   -----------   ---------
   Net loss per common share         $     ($0.15)         ($0.05)       ($0.15)     ($0.12)
                                      ============    ============   ===========   =========

  Weighted average number of
  common shares outstanding            13,532,081       7,565,796    13,668,773   7,533,653
                                      ============    ============   ===========  ==========

            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Six
                                                               Months
                                                           Ended June 30,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                $  (305,651)   $  (589,351)
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  OF DISCONTINUED OPERATIONS:
Loss from discontinued operations                             --        (61,487)
Change in -                                          -----------    -----------
  Assets from discontinued operations                         --         38,725
  Liabilities from discontinued operations                    --          5,970
                                                     -----------    -----------
Net cash used in operating activities
  of discontinued operations                                  --        (16,792)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                           --        (12,479)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from line of credit, bank                   (7,595)        15,144
 Repayment of advances from stockholder                  (10,000)            --
 Advances from shareholder                                10,500             --
 Proceeds from sale of bridge notes                      201,000        125,000
 Fees paid in connection with debt acquisition           (48,750)            --
 Principal repayment of notes payable                         --        (25,000)
 Proceeds from sale of common stock                      100,000             --
                                                     -----------    -----------
     Net cash provided by financing activities           245,155        115,144
                                                     -----------    -----------
Net decrease in cash                                     (60,496)      (503,478)
Cash - beginning of period                                79,328        587,626
                                                     -----------    -----------
Cash - end of period                                 $    18,832    $   84,148
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid during the period for:
  Interest                                                   --           2,257
                                                     ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 2,936,890 shares of common stock
  for the settlement of 10% Senior Subordinated
  Secured Convertible Promissory Notes and
  accrued interest                                   $   980,203    $        --
                                                     ===========    ===========
93,750 warrants granted in connection
  with sale of bridge notes                          $    28,500    $        --
                                                     ===========    ===========
187,500 warrants granted in connection
  with sale of bridge notes                          $    57,600    $        --
                                                     ===========    ===========

            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2005 and for all periods presented. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 15, 2005.

NOTE 2 - Going Concern Uncertainty

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the six months ended June 30, 2005, the Company incurred a net loss of $2,086,489 and, at June 30, 2005, had a working capital deficiency of $1,326,292, an accumulated deficit of $8,199,065 and a stockholders' deficiency of $1,118,388.

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations (the "Kelly Color property"), as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. During the six months ended June 30, 2005, the Company settled 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 in exchange for the issuance of 2,936,890 shares of Company common stock (see Notes 5 and 8) and issued bridge notes in the principal amount of $201,000 (see Note 6). The Company also issued 294,118 shares of common stock raising $100,000. The Company believes that the defaults discussed in Notes 5 & 6 will not have an adverse effect on the Company's ability to raise additional capital. There can be no assurance that the Company will be successful in any of its plans as discussed. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
                                   (continued)

NOTE 3 - Selected Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries NPI, Kelly Color and ADS, collectively referred to as the "Company." All significant inter-company transactions and balances have been eliminated in consolidation.

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

                                                              June 30,
                                                   -----------------------------
                                                      2005               2004
                                                   ---------           ---------
Options                                               52,170              25,000
Warrants                                           1,451,156           1,079,904
Convertible debt                                     598,592           1,253,021
                                                   ---------           ---------
                                                   2,101,918           2,357,925
                                                   =========           =========

Stock Options and Similar Equity Instruments

At June 30, 2005, the Company had an Equity Incentive Plan. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation is zero, because no options were granted or vested during the respective periods. Accordingly net loss and pro forma net loss are identical.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
                                   (continued)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that this pronouncement will have on its financial statements.

In May 2005, the FASB issued FASB 154 - Accounting Changes and Error Corrections
- a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 4 - Line of Credit, Bank

The Company has a credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit") The Line of Credit was modified in June 2005 and, as modified, requires monthly payments of $1,510 and a final payment of the outstanding balance in July 2006. There was $133,280 outstanding under the Line of Credit as of June 30, 2005. The Line of Credit is collateralized by the Kelly Color property located in North Carolina.

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

The 10% Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes. In May and August 2004, the Company borrowed, without approval, an aggregate of $250,000. Further, in July 2004, the Company borrowed, without approval, an additional $50,000 from an officer/stockholder (see Note 7) and, in December 2004 through February 2005, sold and issued, without approval, 10% convertible promissory notes in the aggregate principal amount of $375,000 (see Note 6). On July 11, 2005, the Company sold and issued, without approval a 10% note.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
                                   (continued)

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

On January 5, 2005, the Company issued a total of 2,938,890 shares of Company common stock to the holders of 10% Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 for settlement of such 10% Notes. As a result of the debt settlement the Company wrote off $125,695 of deferred financing costs previously amortized. The charge was included as an interest expense on the statement of operations for the six months ended March 31, 2005. The Company has a remaining principal balance of $50,000 due to the holders of the note, and incurred approximately $26,000 and $3,950, respectively of interest and penalty interest included in the statements of operations for the six and three months ended June 30, 2005. Upon the effectiveness of the debt settlement, the Company recorded a conversion charge of $933,793, which is the estimated fair value of the additional shares of Company common stock issued in excess of the amount of shares that were issuable at the original conversion prices for the debt.

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

Beginning June 1, 2004, the Company began repayment of this note under a repayment plan calling for payments requiring minimum monthly payments of $10,000 until the entire note is repaid in full, which was scheduled to occur on March 1, 2005. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. During the six months ended June 30, 2005, the Company did not make any payments under this note. As of June 30, 2005, the principal balance due under this note was $105,000 and is presented on the accompanying balance sheet as a current liability.

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

For the above two notes, the Company incurred $10,000 of additional debt accretion interest expense for the three months ended June 30, 2005 that is related to the debt discount.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
                                   (continued)

In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000 (the "Notes") and granted 93,750 warrants to purchase common stock at an exercise price of $0.71 per share. The estimated fair value of the warrants is $25,800 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note. The Company incurred additional debt accretion interest expense of $9,950 and 14,250 for the three and six months ended June 30, 2005.

In connection with the sale and issuance of the Notes, the Company incurred fees of $48,750 and granted 187,500 warrants to the private placement agent for services provided. The estimated fair value of the warrants is $57,600 using the Black-Scholes option pricing model. The cost of $106,350 has been capitalized as deferred financing fees and will be amortized over the life of the debt which is twelve months. Amortization expense for the three and six months ended June 30, 2005 is approximately $44,300 and $26,600, respectively.

The Notes are convertible at $0.71 per share or 30,211 shares for every $25,000 principal and interest converted. The note did not carry any beneficial conversion features. The Notes mature in December 2005.

NOTE 7 - Advance from Officer/Stockholder

In July 2004, an officer-stockholder advanced the Company $50,000. The advance is non-interest bearing and has no definitive repayment terms. The Company repaid $10,000 of the advance during the three months ended March 31, 2005. In June of 2005, the officer-stockholder advanced the Company an additional $10,500 and as of June 30, 2005, the total amount due the officer-stockholder was $50,500.

NOTE 8 - Stockholders' Deficiency

As discussed in Note 5, in January 2005 the Company issued 2,936,890 shares of Company common stock for the settlement of the 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203.

In November 2004, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed to purchase,$6,000,000 of the Company common stock over a 24-month period commencing upon the effectiveness of a registration statement with respect to the resale of the Company common stock to be sold to Fusion Capital under the agreement and provided that the Company remains listed on a national exchange and other restrictions, as defined. On January 5, 2005, the Company issued to Fusion Capital 794,702 shares of Company common stock as a commitment fee. The 794,702 shares were valued at $476,821, or $0.60 per share, and is included in deferred offering costs. The deferred offering costs charge will be amortized over a 24-month period commencing on the effectiveness of the registration of such shares under the Securities Act. As of May 19, 2005, the Company has not filed a registration statement with respect to the shares of Company common stock issuable under the Stock Purchase Agreement. The Company has not recorded any amortization expense for the six and three months ended June 30, 2005.

On January 15, 2005, Company issued 150,000 shares of Company's common stock to a consultant as a settlement of terminating its agreement with the consultant. The shares were valued at $105,000, or $0.70 per share (Note 9).

On February 10, 2005, the Company granted 93,750 warrants to purchase common stock at an exercise price of $0.71 per share in connection with the $375,000 of 10% convertible promissory notes. The estimated fair value of the warrants is $25,800 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note, which is twelve months. On February 10, 2005, the Company also granted 187,500 warrants to the private placement agent of the notes. The estimated fair value of the warrants is $57,600 using the Black-Scholes option pricing model. The cost has been capitalized as deferred financing fees and will be amortized over the life of the debt which is 12 months.

On May 18, 2005, the Company issued 294,118 shares of common stock for consideration of $100,000 ($0.34 per share).

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
                                   (continued)

NOTE 9 - Consulting Agreement

In October 2004, the Company entered into two separate consulting agreements with Phoenix Holdings Ltd ("Phoenix") and Vantage Group LLC ("Vantage"), pursuant to which the Company agreed to issue to the consultants an aggregate of
1.5 million shares of Company common stock in consideration for the consultants' agreements to provide specified services. The terms of these agreements are each for approximately one year. In November 31, 2004, the Company issued 500,000 and 300,000 shares of Company common stock to the consultants. As such, the Company recorded deferred compensation $210,000 and $126,000, respectively, which deferred compensation will be amortized over the life of the agreements.

On January 15, 2005, Company issued an additional 150,000 shares of Company's common stock to Vantage as settlement of terminating its agreement with the consultant. The shares were valued at $105,000, or $0.70 per share. For the six months ended June 30, 2005, the Company recorded an expense of $105,000 for the termination of the agreement and expensed $105,000 of the remaining deferred compensation. Both charges are included in the accompanying statement of operations as part of operation expense.

For the six months ended June 30, 2005, the Company incurred $105,000 of amortization expense for the Phoenix consulting agreement and the charge is included in the accompanying statement of operations as part of operating expense. At June 30, 2005, deferred compensation relating to Phoenix was $70,000.

NOTE 10 - Discontinued Operations

On February 4, 2004, the Company sold certain assets of Kelly Color and discontinued operating in the film processing segment. Accordingly, the Company currently operates in one segment, the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-arrangement funeral and cemetery accounts. In addition to the marketing of funeral advisory services and final expense insurance.

For all periods presented in these condensed consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At June 30, 2005, the discontinued liabilities of Kelly Color are:

Liabilities -
   Accounts payable and accrued expenses                          $15,440
                                                                  -------
      Total liabilities                                           $15,440
                                                                  =======

The results of discontinued operations for the three and six months ended June 30, 2005 and 2004 are:

                                     Three Months               Six Months
                                     Ended June 30,           Ended June 30,
                                 ----------------------   ---------------------
                                    2005         2004        2005        2004
                                 ---------     --------   ---------    --------
Revenues                         $      --     $     --   $      --      47,269
Cost of revenues                        --           --          --     (80,847)
Operating expenses                      --       (6,131)         --     (27,909)
                                 ---------     --------   ---------    --------
 Net loss                        $      --     $ (6,131)  $      --    $(61,487)
                                 =========     ========   =========    ========

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
                                   (continued)

NOTE 11 - Economic Dependency
Major Customer

During each of the three months ended June 30, 2005 and 2004, the Company had sales to three customers totaling $82,344, or 93%, and $42,506, or 84%, of the Company's net revenues, respectively.

During each of the six months ended June 30, 2005 and 2004, the Company had sales to three customers totaling $144,937, or 92%, and $84,220, or 84%, of the Company's net revenues, respectively.

At June 30, 2005, $4,000, or 15%, of the Company's total accounts receivable was due from one customer.

NOTE 12 - Reclassifications

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

      o political and regulatory matters affecting the industries in which we operate,

      o our ability to combine our various operations so that they may work together and grow successfully,

      o the market acceptance, revenues and profitability of our current and future products and services,

      o the extent that our sales network and marketing programs achieve satisfactory response rates,

      o our ability to acquire additional companies operating in the financial services industry and ability to successfully integrate such acquirees, if any, into our operations, and

      o the other risks detailed in this Quarterly Report on Form 10-QSB and, from time to time, in our other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles or GAAP in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that are our most critical accounting policies includes: recognition of transactions revenues and accounting for stock options and warrants.

Revenue Recognition

Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period. If the Company followed SFAS 123, it would recognize compensation expense using a fair value method, such as Black-Scholes, to estimate the cost of equity instruments as of the date these awards are granted to employees. Any differences between the expense as calculated under SFAS 123 and that computed under APB No. 25 is disclosed on a pro forma basis in the notes to the consolidated financial statements. The Company uses the Black-Scholes method to estimate the cost of equity instruments as of the date these awards are granted to employees. There has been no stock based compensation for employees. Expenses of $105,000 have been recorded relate to the issuance of stock based compensation to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

New Accounting Pronouncements

In May 2005, the FASB issued FASB 154 - Accounting Changes and Error Corrections
- a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Results of Operations

Three Months Ended June 30, 2005 and June 30, 2004

Net revenues for the three months ended June 30, 2005 was $ 88,099 which was generated by ADS as compared to $50,791 for the three months ended June 30, 2004, almost all of which was which was generated by ADS. The increase of $37,308 is attributable to a monthly fee increase of $14,000 commencing in April 1, 2005 for one client. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved. ADS seeks to replace revenues lost as a result of losing the business from its largest client, Service Corporation International. Although ADS has generated positive cash flows it still has a net loss.

Operating expenses for the three months ended June 30, 2005 were $ 407,090 of which $ 279,209 was generated by NPI, $27,557 was generated by Walker, and $ 100,324 was generated by ADS. Operating expenses were composed of $ 143,349 of compensation expense, $ 105,221 of professional fees, consulting fees of $ 72,100 General and administrative expense of $ 61,687 and depreciation of $ 24,733. Operating expenses for the three months ended June 30, 2004 were $ $ 402,000 of which $ 232,000 was incurred by NPI, and $ 139,000 was incurred by ADS.

The loss from continuing operations for the three months ended June 30, 2005 was $ 409,038 as compared to $ 373,658 for the three months ended June 30, 2004. The loss from continuing operation for the three months ended June 30, 2005 was composed of a loss of $ 12,225 from ADS, a loss of $369,267 from NPI, and a loss of $ 27,546 from Walker. This compares with the loss incurred for the three months ended June 30, 2004 of which $ 89,000 was incurred by ADS, $ 255,000 was incurred by NPI, and $36,000 incurred by Walker. Although NPI has yet to generate any meaningful revenues the Company continues to incur losses relating to its infrastructure costs, administrative costs and costs incurred related to potential acquisitions.

Interest expense for the three months ended June 30, 2005 were $69,241 as compared to interest expense for the three months ended June 30, 2004 of $22,012. Interest expense is derived by the costs of borrowing funds.

As a result of the foregoing, we incurred a net loss of approximately $409,038 for the three months ended June 30, 2005 or $ .03 per share, compared to a net loss of $373,789 for the three months ended June 30, 2004 or $ .05 per share.

Results of Operations

Six Months Ended June 30, 2005 and June 30, 2004

Net revenue for the six months ended June 30, 2005 were $ 157,093 all of which was generated by ADS. Net revenues for the six months ended June 30, 2004 were $100,791, almost all of which was generated by ADS. The increase of $56,302 is attributable to fees for special projects performed for one client as well as a monthly fee increase of $14,000 commencing in April 1, 2005 for the same client. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved.
ADS seeks to replace revenues lost as a result of losing the business from its largest client, Service Corporation International. Although ADS has generated positive cash flows it still has a net loss.

Operating expenses for the six months ended June 30, 2005 were $ 1,026,031 of which $ 760,117 was generated by NPI, $ 207,915 was generated by ADS and $57,999 was generated by Walker International Industries. Operating expenses for the six months ended June 30, 2004 were $ 851,207 of which $ 504,808 was generated by NPI, $ 62,338 was generated by Walker and $ 284,061 was generated by ADS. Of the loss incurred for the six months ended June 30, 2005, $327,699 was compensation expense, $ 149,183 were professional fees, $ 342,100 were related to consulting expenses and $157,282 were general and administrative expenses and approximately $49,767 was depreciation expense.

Interest expense for the six months ended June 30, 2005 was $262,952 as compared to interest expense for the six months ended June 30, 2004 of $ 51,916. The increase from the prior year relates to our interest expense related to the write off of deferred financing costs as a result of the conversion of debt to equity, and interest related to the company's other outstanding debt.

As a result of the foregoing, we incurred a net loss of approximately $ 2,086,489 for the six months ended June 30, 2005 or $ .15 per share as compared to a net loss for the $ 802,332 for the six months ended June 30, 2004 or $ .12 per share. Of the loss for the six months ended June 30, 2005, a loss of $ 1,977,679 can be attributed to NPI, a loss of $ 50,822 can be attributed to ADS and a loss of $ approximately $ 57,988 can be attributable to Walker International Industries as compared to the six months ended June 30, 2004 where a $ 478,038 loss can be attributable to NPI, a loss of $ 123,809 can be attributable to Walker and a loss of 184,072 can be attributable to ADS. Of the loss attributable to NPI for the six months ended June 30, 2005 $933,793 is attributable to a debt conversion charge and $ 263,000 is attributable to interest expense.

Liquidity and Financial Resources

We had working capital deficiency of $ 1,326,292 at June 30, 2005 compared to working capital deficiency of $1,858,265 at December 31, 2004. A working capital deficiency results when the company's current liabilities exceeds its current assets. Our working capital deficiency is the result of borrowings which are currently due or will become due within the next 12 months in addition to an increase in our accounts payable as the result of the accrual of management compensation not paid.

Net cash used in operating activities was approximately $305,651 for the six months ended June 30, 2005, compared to net cash used in operating activities of $589,351 for the six months ended June 30, 2004. The decrease is primarily a result of an increase in our net loss for the current six month period offset by an increase in our accounts payable, debt conversion expense, and interest expense related to deferred financing charges.

There was no net cash used in investing activities for the six months ended June 30, 2005, as compared with $12,479 of net cash used in investing activities for the six months ended June 30, 2004. During the six months ended June 30, 2004, investing activities were limited to the purchase of property and equipment.

Net cash provided by financing activities was approximately $245,155 for the six months ended June 30, 2005 as compared with $115,144 for the six months ended June 30, 2004. The increase is a result of proceeds received of approximately $ 200,000 from the sale of bridge notes in addition to $100,000 of gross proceeds received from the sale of common stock.

As a result of these activities, our cash and cash equivalents decreased to $ 18,832 as of June 30, 2005 compared to a decrease to $ 84,148 at June 30, 2004.

The Company has filed a registration statement registering the shares issued upon the debt conversion in addition to certain warrants and options previously issued by the Company. Upon its effectiveness, the Company plans on filing another registration statement covering the Fusion Capital transaction. The Company plans on using the Fusion Capital equity line to repay outstanding indebtedness and for working capital of the Company, however there can be no assurance that the current registration statement and the registration statement to be filed will go effective. Therefore there can be no assurances that subject to the terms of the agreement, we will be able to draw on the full amount of equity outlined in the agreement and at this point it is impossible to quantify how much if any capital will be available to the Company. There is currently approximately $ 305,000 of notes that the Company is in default of repayment. The Company will additionally seek to raise capital for future acquisitions.

Plan of Operations

We create, provide and market death care financial service products, currently focusing on prearrangement or pre-need products. Prearrangement and pre-need products allow an individual to secure the funding for and in some instances the goods and services for their future funerals prior to their death. For pre-need funding products we sell, as an agent for various life insurance companies which underwrite the policies, life insurance policies in amounts from $ 3,000 to $ 15,000 which upon an individual's death would be used for the payment of his or her funeral costs.

We have established a worksite and affinity marketing strategy by positioning the prearrangement of death care and other pre-need products as a voluntary or contributory benefit for corporations, unions, and affinity groups to offer their employees or members. In this regard we seek to market pre-need funding products and the ability of individuals to take this funding and use it to purchase a prearrangement at funeral homes by introducing these products to individuals as a benefit of their employment or union membership similar to the way they are introduced to health insurance, life insurance, dental insurance and legal plans. The funding products that we sell are called pre-need or final expense insurance policies. This insurance policy is similar to a fixed pay whole life insurance policy with an inflation rider which acts to increase annually the amount of the benefit that is paid to an individual. The policy value grows over time, which acts as a hedge against inflation and rising funeral prices. The policy can be assigned to a funeral home when a prearrangement contract is executed. The funeral home uses the proceeds of the policy to cover the costs of the funeral contracted for. If prearrangement is not made the policy proceeds can be used by the descendants' beneficiaries to cover the costs of the descendant's funeral.

Our subsidiary, National Preplanning has entered into various third party marketing agreements which allow it to market the above mentioned funding products to employees in the workplace, individuals belonging to unions and to individuals belonging to various associations. These marketing agreements with larger and more established insurance agencies which sell a variety of other insurance products (i.e. health insurance. group life insurance, long term care insurance, etc.) to their clients allow National Preplanning to market its products to their clients in return for the sharing of commissions upon the sale of these products. These agreements additionally allow National Preplanning to keep its sales costs low until we start to generate more substantial revenues.

Our other subsidiary, American Datasource, Inc. is involved in the administration of monies in trust that are used for the payment of prearranged funerals upon the death of an individual. These trust accounts are created by an individual entering into a prearrangement contract with a funeral director. Instead of funding prearrangement with a pre-need insurance policy as discussed above some funeral directors suggest that an individual place monies into trust. That trust account is professionally money managed by unaffiliated third parties and the account is assigned to the funeral home, similar to the pre-need insurance policy, and used by the funeral director to cover the funeral costs of that individuals funeral upon their death. ADS provides accounting and administrative functions in reporting annually on the monies in each trust account in addition to the administration of the monies upon an individual's death.

In addition to the funeral related products we are currently marketing, the Company is desirous of adding other employee benefit products and services to market within the workplace that benefit the baby boomer and senior populations. Products may include other insurance related products such as disability insurance, long term care, legal plans, reverse mortgages and other voluntary benefits. The Company may seek to acquire agencies and companies that currently market these other products.

The Company entered the marketing of funeral funding products through its merger in March, 2002 with National Preplanning, Inc. and American DataSource, Inc. The Company was previously engaged in non-digital photographic development

NPI anticipates earning insurance commissions the Company's subsidiary, National Preplanning, generates revenues from the sale of pre-need and final expense insurance policies. The insurance commissions are paid by the insurance companies which create, underwrite and issue these policies. The Company's other subsidiary, American DataSource, Inc., additionally earns administrative fees on the administration of pre-need funds in trust which are paid by the trust.

National Preplanning has entered into various strategic relationships and selling agreements which will allow third parties to market its products to a number of individuals. Although National Preplanning's agreements allow other's to market its products to over 3,000,000 people, the timing of when the marketing occurs is subject to the decisions of both the company's strategic partners and their ultimate client groups. As a result, National Preplanning's marketing efforts have resulted in very little sales.

Most of the marketing that is currently planned for National Preplanning's products are marketing that directs potential consumers to the company's enrollment website as well as its partner's web enrollment site. Although the internet has seen a lot of growth in its use for the sale of various products on various websites, the use of the internet and websites for the sale of voluntary benefit products is relatively new. The company will closely monitor the success or lack thereof of its enrollment and marketing philosophy.

NPI has only generated minimal revenues from its worksite marketing efforts and there can be no assurance that it will ever generate any substantial revenues from its worksite marketing efforts. The Company may decide to revert its National Preplanning marketing strategy to a more common approach such as print, radio and television advertising directed at individuals outside of worksite and affinity marketing

Whereas, NPI originally sought to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations the Company has changed its focus on developing NPI's existing funeral advisory and funding business and focusing on potential acquisitions in the employee benefit, insurance, mortgage and worksite marketing areas which allow for the cross selling of its products in addition to other businesses which market products and services which benefit the baby boomer and senior population segments.

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $40 million in trust funds. In September, 2003, ADS lost a great deal of its business when its largest client, Service Corporation International, the largest funeral home and cemetery operator in the country removed approximately $ 70,000,000 of trust assets that ADS administrated and placed said administration overseas. SCI removed all trust assets under administration from a variety of outside vendors such as ADS. As a result, ADS has increased its efforts to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies. Although not many trust administration companies have been offered for sale, the Company, through its ADS subsidiary has been in preliminary discussions with an acquisition candidate and will revisit these discussions in early 2006.

ADS has recently entered into a marketing agreement with Parkway Advisors, L.P., whereby Parkway will advise and market ADS trust services to their existing and potential clients. Parkway would share in fees generated by ADS's services. It is the hope that this agreement will generate additional revenue for ADS in the third and fourth quarters of 2005.

There can be no assurance that we will achieve successful and profitable results from our distribution and marketing efforts or that we will be able to complete acquisitions within the worksite marketing and employee benefit sectors.

We intend any acquisitions to be accomplished through issuances of stock, debt and cash, or a combination of such forms of consideration. Accordingly, any future merger or acquisition may have a dilutive effect on our stockholders as of the time of such mergers and acquisitions. Additionally, our ability to accomplish any future acquisitions may depend on our cash position, our ability to raise capital, the stock price of our common stock, and our ability to service any debt we may incur. Additionally, the Company plans on repaying $305,000 of notes during the next 12 months. If the 10% Convertible Note holders choose not to convert their notes to equity, the Company will have to repay an additional $375,000.

There also can be no assurance that we will be successful in consummating any of our plans. To the extent that we are unsuccessful in our plans to increase our cash position, we may find it necessary to further curtail some of our operations and possible future acquisitions. These matters raise substantial doubt about our ability to continue as a going concern. However, such financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. Such financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements. Stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be made by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during our fiscal years ended December 31, 2004 and 2003. We have implemented some procedures to help minimize the risks associated with this material weakness, including using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. Additionally, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2005, we issued a total of 2,936,890 shares of our common stock to the holders of our outstanding 10% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 in exchange for such holders waiving substantially all of their rights under their respective 10% Promissory Notes, including their right to payment of principal and interest due under their 10% Promissory Notes. The accrued interest due under such 10% notes totaled approximately $65,985. The 10% Promissory Notes were exchanged for shares of our common stock at the rates of one share for each (a) $.30 of principal so exchanged, and (b) $ .23 of accrued interest so exchanged. In connection with the issuance of these 2,936,890 shares, we agreed to (x) use our best efforts to expeditiously register for resale the shares that such holders received and (y) issue additional shares to such holders in the event that we issue shares to certain third parties for consideration less than $.30 at any time prior to December 4, 2006. We believe that the issuance of said 2,936,890 shares was exempt from the registration requirements of the Securities Act pursuant to the provisions of Sections 3(a)(9) and 4(2) of the Securities Act.

On February 10, 2005, we sold and issued an aggregate of $375,000 of 10% Convertible Promissory Notes and three-year warrants to purchase 93,750 shares of our common stock to a total of twelve accredited investors in a transaction complying with the requirements of Regulation D. Each of these notes are due on January 21, 2006 and bear interest at the rate of 10% per annum, payable at maturity. The notes may be prepaid, at our sole discretion, in whole or in part, at any time upon notice to the holders of the notes. The notes are further subject to mandatory re-payment upon the occurrence of specified events and after the giving of appropriate notice to the holders. Each holder of a note has the right, exercisable in the holders' sole discretion, to convert all or any portion of the principal amount standing under the holder's note and all accrued and unpaid interest on such principal amount being converted into shares of our common stock at a conversion price of $0.71 per share. The exercise price of the warrants is $0.71 per share. We believe that the issuance of such common stock and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

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

On May 18, 2005, the Company issued 294,118 shares of common stock to an institutional investor at $0.34 per share for consideration of $100,000

Item 3. Defaults on Senior Securities.

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

The 10% Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes. In May and August 2004, the Company borrowed, without approval, an aggregate of $250,000. Further, in July 2004, the Company borrowed, without approval, an additional $50,000 from an officer/stockholder (see Note 7) and, in December 2004 through February 2005, sold and issued, without approval, 10% convertible promissory notes in the aggregate principal amount of $375,000 (see Note 6). On July 11, 2005, the Company sold and issued, without approval a 10% note (see
Note 14).

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
                                   (continued)

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

On January 5, 2005, the Company issued a total of 2,938,036 shares of Company common stock to the holders of 10% Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 for settlement of such 10% Notes. As a result of the debt settlement the Company wrote off $125,695 of deferred financing costs previously amortized. The charge was included as an interest expense on the statement of operations for the three months ended March 31, 2005. The Company has a remaining principal balance of $50,000 due to the holders of the note, and incurred $approximately $26,000 and $3,950, respectively of interest and penalty interest included in the statements of operations for the six and three months ended June 30, 2005. Upon the effectiveness of the debt settlement, the Company recorded a conversion charge of $993,793, which is the estimated fair value of the additional shares of Company common stock issued in excess of the amount of shares that were issuable at the original conversion prices for the debt. The $ 50,000 10% Senior Secured Note that is still outstanding is due January, 2006.

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


Dated: August 22, 2005                  Walker Financial Corporation


                                        By: /s/  Mitchell S. Segal
                                           -------------------------------------
                                           Mitchell S. Segal, President

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.

32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.