Form 10KSB/A
period 2004-12-31
WALKER FINANCIAL CORP
filed 2005-10-21
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  Form 10-KSB/A


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

Introductory Comment - Forward-Looking Statements


Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:


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

                                     PART I

Item 1. Description of Business.


GENERAL

We market insurance products, currently focusing on prearrangement and pre-need products. Prearrangement and pre-need products allow individuals to secure the funding for and in some instances the goods and services for their future funerals prior to their deaths. In connection with our pre-need funding products we sell, as agent on behalf of major insurance carriers, life insurance policies in amounts from $3,000 to $15,000, which upon an individual's death is used for the payment of his or her funeral costs. An individual may also freeze or guarantee the price of the future funeral by prearranging it. This process entails individuals choosing, prior to their deaths, such items as the type of interment process they desire (burial or cremation), visitation and religious services at the funeral parlor or elsewhere and the type of casket and other goods and services that they desire to be utilized in connection with the funeral.

We market our products to corporations, unions, and affinity groups that may offer these products as a voluntary or contributory benefit to their employees or members, much like they offer health insurance, life insurance, dental insurance and legal plans. We currently sell pre-need insurance policies that are fixed pay whole life insurance policies accompanied by an inflation rider. An inflation rider ensures that the policy value grows over time, and acts as a hedge against inflation and rising funeral prices.

Our subsidiary, National Preplanning, Inc., has entered into a number of third party marketing agreements with larger and more established insurance agencies that sell a variety of other insurance products to market our pre-need funding products to employees in the workplace, individuals belonging to unions and various associations. These marketing agreements allow National Preplanning to market its products to a wider audience. Although National Planning, Inc. has begun marketing the pre-need funding products no meaningful sales have been achieved. If and when these agencies start the marketing of our products, they will share in the insurance commissions.

Our other subsidiary, American Datasource, Inc., administers funds in trust accounts that are used for the payment of prearranged funerals upon the death of an individual. A trust account is created by an individual entering into a prearrangement contract with a funeral director. Instead of funding a prearrangement with a pre-need insurance policy, an individual places funds into a trust account. This account is professionally managed by an independent third party and the account is assigned to the funeral home and used to cover the decedent's funeral costs. American DataSource issues annual reports on the funds in each trust account. It also administers the funds upon an individual's death to ensure that they are used for the purpose of paying for the funeral expenses.

In the future we may add other employee benefit products and services that benefit the baby boomer and senior populations. Products may include other insurance related products such as disability insurance, long- term care legal plans, mortgage products and other voluntary benefits.

We entered the marketing of funeral funding products through our merger in March 2002 with National Preplanning and American DataSource. We were previously engaged in non-digital photographic development.

National Preplanning

National Preplanning is our marketing arm and primary face to the end consumer. Through this business unit, we cultivate corporations, unions, affinity groups and their employees and members as clients for our final expense and pre-need insurance products. In addition, National Preplanning has entered into third party sales and marketing agreements with larger employee benefit and insurance firms that will become distribution channels for our products. The firms range from insurance agencies to enrollment firms (firms which enroll individuals in various insurance programs) which market and sell a variety of insurance and benefit products to the same corporate, union and association clients that we seek to sell our product to. National Preplanning provides these marketing channels with marketing materials and private labels our web based enrollment site in their name as they introduce our products to these clients in conjunction with the existing products which they already sell to them.

To support its marketing efforts and to provide end consumers an easy-to-use self-service environment, National Preplanning has developed a technology platform that will allow an individual to choose a selection of death care funding options services in a matter of minutes over the Internet. This technology lends itself to the worksite and affinity marketing strategy we employ.

In an effort to provide potential consumers more value upon the purchase of one of the final expense or pre-need insurance products that we sell, National Preplanning will seek to enter into arrangements with funeral homes whereby we can direct purchasers of funding products to funeral homes which will not only use the funding purchased to allow them to secure a prearranged funeral but also to offer them a discount of ten percent. To this end, National Preplanning has entered into an agreement with Stewart Enterprises, the third largest funeral home operator to accept the funding purchased against a prearrangement that they purchase from Stewart Enterprises. Consequently, National Preplanning will not sell any death care or funeral service packages directly but rather it will sell a life insurance product that is used to fund such a person that is purchased from a funeral home directly. National Preplanning will not receive any revenues from its relationship with Stewart Enterprises

On June 1, 2004, NPI entered into a strategic pre-need sales and marketing agreement with Hilb Rogal & Hobbs Insurance Services of Northern California which will allow NPI to begin marketing funeral pre-arrangement to the employees and affiliates of businesses belonging to the California Chamber of Commerce. The California Chamber of Commerce represents approximately 12,000 businesses having over 2.3 million employees. NPI has been told that HRH will commence marketing NPI products in the near future. There is no minimum cash commitment relating to this agreement. This agreement calls for the marketing of the insurance products that NPI seeks to market through HRH's internet portal to service the employees of the companies that belong to the California Chamber of Commerce. It does not appear that these firms are actively marketing our products. As a result, we may be required to market directly to potential clients in addition to seeking to acquire other agencies that market other products to its clients base which we then can add our products to their product lineup. On June 15, 2004, NPI received the approval to market its products to the members of the Benefit Marketing Association, an organization of over 3,200 corporate and individual members engaged in the marketing of benefits that involve the relationship between an employer and their employees, a business and their customers and an organization and their members. NPI's marketing to the members of the Benefit Marketing Association commenced in the third quarter of 2004 and is expected to continue for at least the following three fiscal quarters. There is no minimum cash commitment relating to this agreement. No sales have resulted from this agreement and there can be no assurance that any sales will result from this agreement.

On August 16, 2004, NPI entered into a pre-need sales and marketing agreement with L.F.A. Insurance Services, Inc., an insurance agency specializing in group benefits having over 200 clients with over 5,000 total members. LFA will commence marketing NPI's products in the second quarter of 2005. There is no minimum cash commitment relating to this agreement. No sales have resulted from this agreement and there can be no assurance that any sales will result from this agreement and no sales have resulted from this agreement to date.

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

On December 8, 2004, we established an advisory board that will be composed of distinguished professionals from the insurance, employee benefit and investment banking communities. The advisory board will serve as a resource to our executive team and will provide input relating to strategic direction, the development of key strategic relationships and the company's future growth plans. The term of the advisory board members is for one year and each member receives six thousand options and an additional 1,000 options for each advisory meeting attended.

On December 15, 2004, NPI entered into a pre-need sales and marketing agreement with The Parker Group Insurance Services, an independent enrollment firm assisting brokers and their clients in developing, educating, communication and delivering employee benefit packages. There is no minimum cash commitment relating to this agreement and no sales have resulted from this agreement to date.

On January 6, 2005, NPI entered into a pre-need sales and marketing agreement with the Christian Benefit Association. Under this agreement, the association will market NPI products to its membership, primarily through online enrollment. There is no minimum cash commitment relating to this agreement and no sales have resulted from this agreement to date.

American DataSource, Inc.

American DataSource was formed in 1984 as a provider of trust administrative services to independent funeral homes across the United States. American DataSource was combined with National Preplanning and merged into Walker International Industries (our predecessor), a public company, in March, 2002.

American DataSource utilizes its a proprietary software system to administer pre-need funeral and cemetery trust funds of independent and corporate owned funeral homes and cemeteries throughout the United States. American DataSource currently administers over $40 million in pre-need assets.

The trust administration business consists of detailed record keeping, management of all contracts between the funeral provider and the customers, allocations of trust earnings and expenses to the individual participants in the trust, tax reporting, and reconciliation of the trust statement to the books on a monthly basis.

American DataSource achieves revenues by generating trust administration fees on prearranged monies funded through trust. We view the administration market of these assets as a growth vehicle while simultaneously enabling us to differentiate ourselves from our competitors by offering full-service funding options.

Although prearranged funerals are funded through either the purchase of a final expense or pre-need insurance policy or by placing monies in trust, National Preplanning's marketing efforts are primarily focused on the marketing and selling of insurance. American DataSource seeks to market its services directly to funeral homes and funeral home associations as opposed to direct to consumer marketing by having consumers fund their prearrangements by placing monies in trust. During the six months ended June 30, 2005, approximately 93% of ADS's revenues were generated by three customers: American Funeral Plan, Carriage Services, Inc., and Texas Prepaid Funeral Fund.

STRATEGY

Worksite and Affinity Marketing

Prearranged funeral products were traditionally marketed out of funeral homes through local direct mail advertising campaigns. We believe, however that we can gain greater market traction and penetration into the consumer marketplace by marketing prearranged funerals as a voluntary benefit that an employer, union, or other affinity group may offer to its employees or members. A variety of insurance products are not marketed through these channels.

Worksite and affinity marketing is largely comprised of the sale of voluntary benefits through employers or affinity groups. This marketing strategy has seen enormous growth in the past few years for several reasons. From a product provider's standpoint, worksite/affinity marketing reduces customer acquisition costs, improves sales conversion ratios ( i.e. the amount of sales that occur as a percentage of the target population), allows for effective customer targeting and segmentation, reduces customer maintenance costs, and increases customer retention. We believe our use of worksite and affinity marketing strategies for our final expense and prearrangement products will provide us with these same benefits.

From an employer or affinity group perspective, the opportunity to offer products to its employees and members at no cost has been highly valued. It is an easy way to offer more value to employees or members at no cost. As a result, the scope of these voluntary product offerings has grown dramatically, but still does not appropriately address death care products and services.


Target Market Characteristics: Age and Income Segments


Prearrangement products have historically been marketed to individuals who are 65-85 years of age. However, based upon the graying baby boomer population, we believe there is an opportunity to expand this age bracket to include the aging Baby Boomer market (consumers aged 45-65) as these individuals address their personal financial and retirement needs. We believe aging Baby Boomers have a higher likelihood to purchase funeral related and pre-need products because Baby Boomers typically: 1) seek out customized products and services; 2) desire to control all aspects of their lives; and 3) are independent thinkers and develop their own ideas. The pre-need product fits well with these traits. Considering these facts, we define our target market broadly as those individuals aged 45-85 spanning the Baby Boomer and senior markets.

Based upon market intelligence gained in our past and current marketing efforts, we believe our products are best suited for middle to lower income individuals (adjusted gross income of $35,000 to $75,000) with a minimal to moderate level of financial sophistication. In addition, the pre-arrangement product is well received by individuals who are methodical self-planners as well as those who have witnessed the financial and emotional hardships placed on those who have made funeral arrangements for recently deceased loved ones. Further, National Preplanning's products appeal to savers as well as business-minded individuals who realize that making funeral arrangements is a very emotional process and want to ensure those planning their funeral are not taken advantage of at a time when they are vulnerable. Finally, National Preplanning's products may appeal to people who choose to assemble their own financial plan without employing the services and incurring the fees of a financial planner.

DISTRIBUTION

National Preplanning is a wholesaler of final expense and pre-need insurance. These two products are for the most part identical except that a pre-need insurance policy is assigned to a particular funeral home in conjunction with a prearrangement contract with that funeral home at the time of issuance as opposed to a final expense policy which may or may not be assigned to a particular funeral home. As a wholesaler, National Preplanning does not have a direct field sales force and has created relationships with agents, brokers and other intermediaries that currently sell voluntary products into large affinity groups. These agents and brokers become licensed under National Preplanning's managing general agency and then resell the prearrangement products on National Preplanning's behalf. The parties share commissions upon a sale.


Aggregators


Another key component of National Preplanning's marketing strategy involves striking relationships with organizations that have aggregated large pockets of National Preplanning's targeted clients. These organizations are unions, associations, financial institutions, churches and/or employers.


Benefits Delivery Companies


In order to reach employee populations, National Preplanning has partnered with benefits administration firms that also offer their clients a portfolio of optional benefits. Benefit administration firms are basically insurance agencies that solely use a web based platform for the distribution, administration and enrollment of core and voluntary benefits to employees on behalf of their employers. This will directly integrate the pre-need product with the benefits delivery platform, which enables National Preplanning to penetrate thousands of worksite locations.


Online Distribution Partnerships


National Preplanning may also establish marketing partnerships with established online insurance marketplaces for the distribution of pre-need products. As National Preplanning pursues this strategy, it will initiate discussions with large, established sites that have proven consumer traffic volume that fits the demographic profile of the National Preplanning consumer population.

INDUSTRY

In the U.S., there were 2.4 million deaths in 2000, an increase of more than 250,000 deaths over 1990 totals, due in large part to the population growth and the increasing age of the population. (Journal of American Medical Association, 291:10). Thus, despite increases in life expectancy and improvements in healthcare, the prearrangement of death care services is expected to rise at a rate of one percent annually. In addition, because the market focus of the death care industry is on one of life's certainties, the industry is not exposed to a significant risk of recession and, based on third party projections, is expected to continue to grow steadily.

This growth rate is, in part, due to the graying "Baby Boomer" generation, which has, and will continue to have, a tremendous effect upon the death care industry for the next 20-30 years. This generation includes 78 million Americans born between 1946 and 1965 and represents nearly 30% of the total U.S. population. (Funeral Wire, May 17, 2005)


Baby Boomers have changed the death care industry in several key ways. First, they have demanded more personalized service from funeral service providers. Second, they have pushed for the ability to pre-arrange funerals and finally, they have shown more interest in cremation. These changes have led to a significant shift in death care industry offerings.


Specifically focusing on prearrangements, historically these products were marketed out of funeral homes through local direct mail advertising campaigns. The product emerged as a new revenue stream for funeral service providers who were looking to expand revenue and capitalize upon "pre-event" marketing. Today, the aging of the "baby boomer" population is expected to increase the demand for prearrangement services for the next 20-30 years.

COMPETITION

The death care industry is highly competitive, although we believe that there is no other company in the industry with a business model substantially identical to ours.Nevertheless, we face substantial competition in all aspects of our current business. Our competitors may be deemed to include insurance companies, captive distribution systems of insurance companies, independent insurance intermediaries and boutique broker-general agents. To a small degree, we also will compete with individual and corporate funeral homes that act as agents for insurance companies and trust administrators.

Various death care industry constituents, insurance companies and insurance agencies and agents market various forms of final expense and prearrangement products. We believe that our strategy of marketing these products to corporations, unions and associations is unique based upon our knowledge of existing industry competition. Although we might have a head start in going after this client base there is nothing to prevent our competitors from using this marketing strategy. Additionally our efforts have revealed that we are subject to the timing and desire of our marketing partners as to when they wish to commence the marketing of our products.

Our general impression is that the average life insurance agent believes that funeral costs may be covered by life insurance products and, as a result, National Preplanning's products are not needed. This may affect the number of marketing agreements we may ultimately be able to enter into. We believe that we offer a better policy since it includes an inflation rider (previously defined). Similarly, financial planners may advocate that consumers prepare financially for their own funeral costs by purchasing low risk investments that offer better yields than National Preplanning products.

Traditional insurance agents and brokers may become valuable distributors of National Preplanning products after they receive more education on these products. We believe that insurance agents/brokers as well as financial planners will particularly appreciate the funeral rate lock feature of National Preplanning products, which differentiates this offering from other financial products.

Provider Funeral Homes (Independent and Conglomerate)

Independent and conglomerate funeral homes alike are attempting to market prearrangement products today. We do not view these groups as competitors. Rather, we believe that National Preplanning can become a marketing infrastructure that can be utilized by either independent or conglomerate funeral homes to improve their ability to achieve revenues from the sale of prearrangement products. Our marketing infrastructure enables independent and conglomerates alike to achieve their key goals - increasing market share in their respective geographic regions while reducing internal costs associated with marketing and administration. As a result, we view these two groups to be potential fulfillment partners. In fact, this is a significant differentiator for us as we seek to aggressively expand our network of participating funeral home providers.


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


We have entered into consulting agreements with a variety of industry professionals which call for the introduction by them to potential marketing partners that may be interested in distributing our products to their customers.


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


o We Have a Limited Operating History With Which to Judge Our Performance. We have a limited operating history since our inception on which you can evaluate us and our potential. While our company was incorporated in 1967, we only entered into the pre-need death care and employee benefit industry in March 2002 through the merger of National Preplanning and American Datasource. While our management has been involved in the death care pre-need industry for a number of years, we have only a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks associated with early stage enterprises. An investor must consider that an investment in Walker may not generate the requisite returns because of the high uncertainties of future revenue generation by companies in their early stages of development, particularly companies with limited capital in new and rapidly evolving markets. We cannot assure shareholders that our business strategy will be successful or that we will ever have profits. Our limited financial resources are significantly less than those of other companies in our industry. If we are unable to sustain our operations, you may lose your entire investment.

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


o Our Auditors Have Recognized a Material Weakness in Our Internal Controls. During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that they had identified a deficiency in our internal controls, which was designated a "material weakness" because there is inadequate structure within our accounting department. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such as stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be made by our auditors. We believe this material weakness resulted from our continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during the fiscal years ended December 31, 2004 and 2003. Our auditors have had to continually propose adjustments to our financial statements. If we had adequate controls, we believe that our auditors would not be required to propose such adjustments. As a result, until we are able to hire a chief financial officer or controller, the deficiencies in internal controls may not be adequate enough to correct this weakness.


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


o Any Decreases in Insurance Premiums and Commission Rates, Which are set by the Insurers and Outside Our Control, Could Result in Decreases in Commissions Payable to Us. We are engaged in insurance agency and brokerage activities and derive revenue from commissions on the sale of insurance products to clients that are paid by the insurance underwriters from whom our clients purchase insurance. These commission rates are set by insurance underwriters and are based on the premiums that the insurance underwriters charge. Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within our control, include the capacity of insurance underwriters to place new business, underwriting and non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability of alternative insurance products to consumers. If there is a decline in the commission rate or premiums paid, our revenue will decrease, which will adversely affect our financial condition and results of operations.

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

o Changes or Increases in, or Failure to Comply With, Regulations Applicable to Our Business Could Increase Our Costs. The funeral and pre-need services industries are subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate pre-need sales. We are in compliance with all applicable laws, and currently do not pay any regulatory fees. If governments and agencies propose amendments or additional regulations, our costs could increase, which would have a negative effect on our financial condition.

We May Owe Accrued Interest and Fees to Our Remaining Holder of a $50,000 Principal Amount 10% Senior Subordinated Secured Convertible Promissory Note Because We Defaulted on the Note Which Could Have an Adverse Effect on Our Liquidity and Cash Flows. We failed to register for resale the shares issuable upon conversion of the Notes by May 4, 2004. As a result of this failure, we were obligated to pay the holders of the Notes a monthly fee equal to 1.5% of the principal amount of the Notes for each month or portion that we failed to cause such registration. We did not pay the holders any monthly fee due to them. We also failed to remit the interest payment due to the holders which constituted an "Event of Default" which raised the interest rate on the Notes to 12% per annum. The Notes also prohibited additional borrowings by us without the prior approval of the placement agent or the holders of a majority of the aggregate principal amount of the Notes, which we violated. All of the holders have converted their Notes and fully exercised their rights thereunder, except for one who holds a $50,000 principal amount Note for which we are still liable. If he claims an Event of Default occurred we will have to make payments to him, which could negatively affect our liquidity and cash flows.


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

We issued 128,550 warrants to the holder of indebtedness of ours in the principal amount of $150,000 and repriced an additional 71,450 warrants previously issued to the holder, all in connection with the holder's agreement not to demand repayment of such indebtedness prior to November 1, 2003. These newly issued warrants and the repriced warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to March 15, 2006 at a purchase price of $0.15 per share. The issuance and repricing of these warrants was effective October 2, 2003.

On October 2, 2003, we ratified the issuance, as of November 25, 2002, of 31,463 warrants to a consultant for services rendered. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to November 25, 2005 at a purchase price of $0.30 per share.

We issued 400,000 warrants in connection with the retention of an investor relations consultant. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to October 1, 2008 at a purchase price of $0.28 per share. The issuance of these warrants was effective October 2, 2003.

We issued 15,000 warrants in connection with the retention of a registered broker-dealer to act as Placement Agent for a private placement of our securities. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to June 13, 2008 at a purchase price of $0.28 per share. The issuance of these warrants was effective June 14, 2003.

We issued a total of 60,000 warrants in connection with the sale of a Bridge Note. The Placement Agent received 35,000 warrants as the finder's fee in connection with the sale of the Bridge Note. Each of these warrants entitles its holder to purchase one share of Common Stock at any time prior to July 25, 2008 at a purchase price of $0.28 per share. The issuance of these warrants was effective July 26, 2003.

On October 2, 2003, we granted, under our 2002 Equity Incentive Plan, an employee an option to purchase 25,000 shares of Common Stock at any time prior to October 2, 2008 at a purchase price of $0.30 per share.

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

In May 2004, we issued, to a single individual, three-year warrants to purchase 70,000 shares of our common stock, exercisable at $0.71 per share, in connection with such individual's loan to us in the principal amount of $125,000. The exercise price was changed to $0.45 in August 2005.

In August 2004, we issued, to a single individual, three-year warrants to purchase 105,000 shares of our common stock, exercisable at $0.45 per share, in connection with such individual's loan to us in the principal amount of $125,000.


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

On October 5, 2004, we entered into a one-year consulting agreement with Phoenix Holdings LLC. This agreement calls for Phoenix to provide us with services in connection with developing acquisition and business opportunities within the insurance industry. Pursuant to this agreement, we issued to Phoenix 500,000 shares of our common stock and are to pay Phoenix an additional fee of $2,500 per month for the term of the agreement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act.


On October 5, 2004, we entered into an eighteen-month consulting agreement with Vantage Group, Ltd. This agreement calls for Vintage Group to provide us with services in connection with introducing us to insurance agencies and agents willing to market and sell our products. Pursuant to this agreement, we issued to Vintage Group 450,000 shares of our common stock. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.


Overview

We entered the marketing of funeral funding products through our merger in March 2002 with National Preplanning and American DataSource. We were previously engaged in non-digital photographic development.

We market our products to corporations, unions, and affinity groups that may offer these products as a voluntary or contributory benefit to their employees or members much like they offer health insurance, life insurance, dental insurance and legal plans. We currently sell pre-need insurance policies that are similar to fixed pay whole life insurance policies accompanied by an inflation rider. An inflation rider ensures that the policy value grows over time, and acts as a hedge against inflation and rising funeral prices. The policy may be assigned to a funeral home when a prearrangement contract is executed, which would use the proceeds of the policy to cover the costs of the funeral that has been arranged in accordance with the decedent's prior arrangement. If a prearrangement is not made, the policy proceeds may be used by the decedent's beneficiaries to cover the costs of the decedent's funeral at the time of death.

Our subsidiary, National Preplanning, Inc., has entered into a number of third party marketing agreements with larger and more established insurance agencies that sell a variety of other insurance products to market our pre-need funding products to employees in the workplace, individuals belonging to unions and various associations. These marketing agreements allow National Preplanning to market its products to a wider audience in return for the sharing of commissions.

Although we have entered into a marketing agreement with Hilb, Rogal and Hobbs of Southern California, Parker Benefits and Motivano to market final expense and prearrangement policies on behalf of major insurance carriers to their clients and their employees, these firms have not been successful in marketing our products. As a result, we may be required to market directly to potential clients in addition to seeking to acquire other agencies that market other products to its clients base which we then can add our products to their product lineup. Our ability to accomplish this will be directly related to our ability to raise capital through Fusion Capital, discussed below under the heading "Fusion Capital Transaction," and/or other sources in addition to using said potential capital to pay off our debt obligations.

Our other subsidiary, American Datasource, Inc., administers funds in trust accounts that are used for the payment of prearranged funerals upon the death of an individual. A trust account is created by an individual entering into a prearrangement contract with a funeral director. Instead of funding a prearrangement with a pre-need insurance policy, an individual places funds into a trust account. This account is professionally managed by an independent third party and the account is assigned to the funeral home and used to cover the decedent's funeral costs. American DataSource issues annual reports on the funds in each trust account. It also administers the funds upon an individual's death to ensure that they are used for the purpose of paying for the funeral expenses.

In addition, in the future we may add other employee benefit products and services that benefit the baby boomer and senior populations. Products may include other insurance related products such as disability insurance, long-term care legal plans, mortgage products and other voluntary benefits.

We are actively looking to expand our services and offerings through acquisitions. We will seek to finance these acquisitions through the sale of our equity. Although we are not currently involved in any acquisitions, we have entered into an equity line, as discussed below, with Fusion Capital, the proceeds of which will be used towards these potential acquisitions. If and when an acquisition appears probable, we will revise our disclosure to reflect the terms of the acquisition agreement and the potential ramifications. We will seek to raise additional equity and debt to accomplish these potential acquisitions. We have been exploring a variety of potential acquisitions in the insurance, employee benefit and mortgage fields. Although we have not entered into any purchase agreements, we are hopeful that we will be able to enter into and consummate a transaction in the near future.

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in our internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of our internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be proposed by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during our fiscal years ended December 31, 2004 and 2003. We have implemented some procedures and are currently developing procedures to help minimize the risks associated with this material weakness. These procedures include using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. In addition, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties. While we don't believe that there has been a material impact on our financial in the past there are uncertainties that the material weakness may have a material impact on our financial statements in the future. These uncertainties arise from our need to raise capital and our inability to critically evaluate and record properly any equity transactions that we may enter into.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that are our critical accounting policies include: recognition of transactions revenues and accounting for stock options and warrants.

Revenue Recognition

Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

Accounting for Stock-Based Compensation

We account for options granted to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period.

We account for the fair value of options and warrants for non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," which requires that compensation cost be measured after the grant date based on the value of the award and is recognized over the service period, which is also the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We will be required to account for options and warrants for employees during the annual reporting period beginning after December 15, 2005 as a result of the FASB's issuance of SFAS No. 123R "Accounting For Stock Based Compensation."

RESULTS OF OPERATIONS

Net sales for the year ended December 31, 2004 and 2003 were approximately $240,810 and $1,025,426, respectively, Of these amounts during 2004 and 2003, $2,177 and $11,000 were generated by NPI, respectively, $238,631 and $1,015,000 were generated by ADS, respectively. The amounts generated by NPI were a result of its efforts in marketing pre-need policies out of funeral homes located in New Jersey. NPI no longer markets pre-need policies out of funeral homes. Although NPI has entered into several strategic relationships that allow for the marketing of its products in the workplace, the marketing of NPI's products has not resulted in any material revenues. ADS has still been unable to recover from the loss of its largest client, Service Corporation International, which now out-sources its administration of trust funds overseas.

Cost of sales for the year ended December 31, 2004 and 2003 was included in discontinued operations. Kelly Color no longer operates the photographic lab, has sold its assets and has placed the building which has housed the photographic lab up for sale.

Operating expenses for the year ended December 31, 2004 were $1,863,707, of which $1,173,517 was incurred by NPI, $141,860 was incurred by Walker and $548,330 was incurred by ADS. For the year ended December 31, 2003, operating expenses were $1,748,711, of which $675,608 was generated by NPI and $1,073,103 was generated by ADS.

The operating loss from continuing operations for the year ended December 31, 2004 was $1,622,899, of which $1,171,340 was incurred by NPI, $141,860 was incurred by Walker and $309,699 was incurred by ADS. The loss from discontinued operations, all of which was incurred by Kelly Color was $61,995. The loss from continuing operations for the year ended December 31, 2003 was $1,021,969, of which $788,574 was incurred by NPI and $233,395 was incurred by ADS. Although NPI has yet to generate any meaningful revenues, we continue to incur losses relating to increased marketing, sales, infrastructure, technology to prepare for potential sales to commence in the second quarter of 2005. We reduced the amount of labor costs at ADS after the loss of our largest client. However, ADS incurred substantial losses in 2004.

Interest expense for the year ended December 31, 2004 was $239,325, as compared to an interest expense for the year ended December 31, 2003 of $123,902. Interest expense is derived by the costs of borrowing funds, amortization of debt discounts and penalties related to failures to comply with debt provisions.

As a result of the foregoing, we incurred a net loss of approximately $1,924,219 for the year ended December 31, 2004 or $0.241 per share, compared to a net loss of $1,209,460 for the year ended December 31, 2003 or $0.161 per share. Of the loss for the year ended December 31, 2004, a loss of $1,410,665 may be attributed to NPI, a loss of $141,844 may be attributed to Walker, a loss of $309,715 may be attributed to ADS and a loss of $61,995 may be attributed to the discontinued operations of Kelly Color. Of the loss for the year ended December 31, 2003, $788,574 may be attributed to NPI, a loss of $187,492 may be attributed to Walker and a loss of $233,394 may be attributed to ADS. Of ADS's loss, $174,782 represented a one-time charge related to the impairment of customer lists.

Liquidity and Capital Resources


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


Net cash used in operating activities was $1,136,015 for the twelve months ended December 31, 2004 compared to net cash used in operating activities of $343,672 for the twelve months ended December 31, 2003. The increase is primarily as a result of our net loss during the 12 months ended December 31, 2004. Although, NPI had begun to receive a minimal amount of revenues it has increased it's employee, sales, marketing and consulting costs greatly in excess of what it costs were in 2003. The Company increased its legal and accounting costs during 2004 related to the execution of financing transactions. Additionally, American DataSource had diminishing sales in 2004 and incurred losses.


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


We intend to file a registration statement covering the shares issuable under the Fusion Capital transaction discussed below. We intend to use the Fusion Capital equity line to repay outstanding indebtedness and for working capital. Failure to have that registration statement relating thereto declared effective will prevent us from drawing on the full amount of equity outlined in the agreement and at this point it is impossible to quantify how much if any capital will be available to us. We are currently in default with respect to approximately $ 305,000 in promissory notes. Our recent financing activities included the following transactions:

o In December 2003, we issued 10% Senior Subordinated Secured Convertible Promissory Notes (each, a "10% Note") in the aggregate principal amount of $845,000 and due in December 2006. The 10% Notes were initially convertible into shares of the Company's common stock at conversion prices of $0.71 per share through December 5, 2005 and $1.25 thereafter. The subscription agreements for the 10% Notes required, among other matters, that we register for resale under the Securities Act the shares issuable upon conversion of the 10% Notes by May 5, 2004. We were obligated, as a result of the failure to register such conversion shares by May 5, 2004, to pay to the holders of the 10% Notes a monthly fee equal to 1.5% of the principal amount of the 10% Notes for each month, or portion thereof, that we failed to cause such registration. We failed to cause such registration by May 5, 2004 and failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares. The 10% Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. We failed to remit these interest payments. The failure to make these interest payments is an "event of Default" under the 10% Notes, although the holders of the 10% Notes did not give us notice of such event of Default. The occurrence of an event of Default would result in the interest rate on the 10% Notes to be increased to 12% per annum. We have the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of our common stock at the per diem rate of
      0.003125 shares for every $1.00 of principal, or an aggregate of 2,640.625 shares per day. The 10% Notes also prohibited us from additional borrowings, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes. In May and August 2004, we borrowed, without approval, an aggregate of $250,000. Further, in July 2004, we borrowed, without approval, an additional $50,000 from an officer/stockholder and, in December 2004 through February 2005, sold and issued, without approval, 10% convertible promissory notes in the aggregate principal amount of $375,000. In October 2004, we offered to the holders of the 10% Notes one share of our common stock for each $0.30 of principal evidenced by the 10% Notes and one share of our common stock for each $0.23 of accrued interest due under the 10% Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Notes. We agreed to (a) use our best efforts to expeditiously register for resale the shares that the holders of the 10% Notes would receive in such exchange and (b) issue additional shares to the holders in the event that we issued shares to certain third parties for consideration less than $0.30 at any time prior to December 4, 2006. On January 5, 2005, we issued a total of 2,938,036 shares of our common stock to the holders of 10% Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 for settlement of such 10% Notes. As a result of the debt settlement, we wrote off $125,695 of deferred financing costs previously amortized. We have a remaining principal balance of $50,000 due to the holders of the note. Upon the effectiveness of the debt settlement, we recorded a conversion charge of $993,793, which is the estimated fair value of the additional shares of our common stock issued in excess of the amount of shares that were issuable at the original conversion prices for the debt. The $ 50,000 10% Senior Secured Note that is still outstanding is due January, 2006, and is expected to be retired in the next six months upon the effectiveness of a registration statement concerning the Fusion transaction.

o In July 2002, we entered into a credit facility with a bank consisting of a $150,000 secured line of credit with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. The Line of Credit is collateralized by the Kelly Color property located in North Carolina.

o In May 2004, we sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due on August 22, 2004 and (b) warrants to purchase 70,000 shares of our common stock at an exercise price of $ .71 per share. The fair value of these warrants is $35,000 using the Black Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of the promissory note. In August, 2004, the due date of such promissory note was extended to no later than January 2, 2005 and the exercise price of the warrants was reduced to $.45. The maturity date of this note has not been further extended and, as of June 30, 2005, the principal amount due under the note remains at $125,000.


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


o In September and October 2004, we sold $200,000 of our common stock to accredited investors pursuant to Regulation D of the Securities Act of 1933 at a purchase price of $.20.


o On November 24, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to obtain up to $6.0 million in equity financing from Fusion Capital. Under this agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued shares of our common stock over a period of up to 24 months. We have the right to control the timing and the amount of stock sold, if any, to Fusion Capital. Pursuant to the agreement, we issued to Fusion Capital, as a commitment fee, 794,702 shares of our common stock. We had previously issued to Fusion Capital 60,000 shares of our common stock upon signing a letter of intent in August 2004. Fusion Capital's purchase of the $6.0 million of our common stock will commence upon the fulfillment of certain conditions, including our obligation to register the shares of our common stock to be acquired by Fusion Capital pursuant to the agreement. Upon completion of this funding, at our sole discretion, we have the right to enter into a new agreement with Fusion Capital covering the sale of up to an additional $6.0 million of our common stock. We can offer no assurances that the agreement with Fusion Capital will be beneficial to us.


As a result of these activities, our cash and cash equivalents decreased to $79,329 as of December 31, 2004, compared to cash and cash equivalents of $597,739 as of December 31, 2003.


We expect to spend approximately $1,000,000 over the next twelve months to fund and expand our business. Approximately $100,000 will be spent by NPI for marketing and technology to assist in the distribution and marketing of its products. ADS will spend approximately $50,000 to upgrade its technology. We also anticipate spending approximately $350,000 to complete proprietary technology of an entity which we intend to acquire.

During the ordinary course of business, we normally do not rely on loans and advances from insiders. However, during 2004, an officer and director lent us a total of $62,500 of which $50,500 remains outstanding. We do, however, rely on other fund raising activities to support our operations and acquisition strategy. We intend to utilize proceeds of the equity financing from Fusion Capital to support our operations.

We are obligated to register a total of 2,936,890 shares for resale of our common stock issued to the former holders of our 10% Senior Secured Convertible Promissory Notes.

Fusion Capital Transaction

On November 24, 2004, we entered into a common stock purchase agreement with Fusion Capital to obtain up to $6.0 million in equity financing from Fusion Capital. Under the agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued Walker Financial common stock over a period of time up to twenty-four months commencing after the date a registration statement with respect to the shares to be sold to Fusion Capital is declared effective. We intend to file that registration statement as soon as possible. We have the right to control the timing and the amount of stock sold, if any, to Fusion Capital. Pursuant to this agreement, we agreed to initially issue to Fusion Capital 794,702 commitment shares and 60,000 signing fee shares of our common stock (which shares have been issued). We will pay no cash commitment fee to Fusion Capital to obtain this agreed funding. Funding of the initial $6.0 million would occur over a period of time commencing upon fulfillment of certain conditions. Upon completion of this funding, at our sole discretion, we have the right to enter into a new agreement with Fusion Capital covering the sale of up to an additional $6.0 million of common stock. We anticipate that we will be able to draw the $1 million required to continue our operations for the next twelve months. However, there can be no assurance that we will be able to issue any shares under the agreement with Fusion Capital, especially if we are unable to have a registration statement be declared effective.

The parties are currently considering a renegotiation of some or all of the terms pursuant to which this agreement was made. We can offer no assurances of the terms of a new agreement with Fusion Capital or that any agreement will be consummated.

Plan of Operations

We entered the death care pre-arrangement business as a result of our acquisitions of NPI and ADS in March 2002. Through our Kelly Color subsidiary, we acted as a film processor for professional photographers, our historical business since incorporation in 1967. We discontinued the operations of Kelly Color in February 2004.

NPI has generated only minimal amounts of revenue from the sale of pre-need and final expense insurance policies . The insurance commissions are paid by the insurance companies that create, underwrite and issue these policies for which we act as agents. ADS earns administrative fees on the administration of pre-need funds in trust which are paid by the trust.

NPI is the subsidiary from which we plan on achieving much of our growth. NPI has entered into various strategic relationships and selling agreements which will allow it to market its products to a number of individuals. Although NPI's agreements allow it to market its products to over 3 million individuals, the timing of when the marketing occurs, the amount of marketing that occurs and the communication that is delivered to these potential clients are all subject to the decisions and control of both our strategic partners and the ultimate client groups. As a result, NPI's has yet to generate minimal revenues from its worksite marketing strategy and has only generated minimal revenue selling pre-need policies out of funeral homes located in New Jersey.

Most of the marketing that currently is planned for NPI's products is marketing that directs potential consumers to our enrollment website, as well as our partner's web enrollment site. Although the internet has seen a significant level of growth in use for the sale of various products, the use of the internet for the sale of voluntary benefit products is relatively new. We will closely monitor the response rate to our enrollment and marketing strategy.

NPI originally sought to acquire direct third party marketers of pre-arranged death care that marketed pre-arranged death care services primarily by direct mail, as well as operating the pre-arrangement office in many funeral home locations. We have since changed our focus to focus on potential acquisitions in the employee benefit, insurance, mortgage and work-site marketing areas which allow for the cross-selling of our products, in addition to other businesses which market products and services which benefit the baby boomer and senior population segments.

ADS is currently seeking to increase the amount of pre-need trust monies it administers. ADS administers approximately $40 million in trust funds. In September 2003, ADS lost a significant source of revenues when its biggest client, Service Corporation International, the largest funeral home and cemetery operator in the country, removed approximately $70 million of trust assets that ADS administered and sought administration of such assets overseas. SCI removed all trust assets under administration from a variety of outside vendors such as ADS. As a result, ADS has increased its efforts to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies.


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


There also can be no assurance that we will be successful in consummating any of our plans, including planned acquisitions, curing defaults under exiting debt obligations and securing the $1 million in working capital required to continue our operations for the next twelve months. To the extent that we are unsuccessful in our plans to increase our cash position, by raising additional capital from Fusion Capital or from other sources, we may find it necessary to further curtail some of our operations and possible future acquisitions. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Financial Statements.


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

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be proposed by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during our fiscal years ended December 31, 2004 and 2003. We believe that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. Additionally, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties.

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

---------

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

Our previous executive offices were located at 370 Old Country Road - Suite 200, Garden City, New York 11530. These offices were provided rent-free pursuant to an oral arrangement with the Whitmore Group, LLC, an entity in which the principal owner is James Metzger, one of our former directors. The fair market value of the rent-free arrangement was immaterial to our financial statements.


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

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
New York, New York
February 17, 2005

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current assets -
   Cash and cash equivalents                                        $    79,329
   Accounts receivable                                                   20,512
   Discontinued assets                                                   22,436
   Prepaid expenses and other current assets                              5,700
                                                                    -----------
     Total current assets                                               127,977
Property and equipment, net                                             257,670
Other assets -
   Deferred financing costs, net                                        143,651
   Other assets                                                           9,949
                                                                    -----------
     Total other assets                                                 153,600
                                                                    -----------
       Total assets                                                 $   539,247
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities -
   Accounts payable and accrued expenses                            $   229,478
   Note payable                                                         105,000
   Line of credit, bank                                                 140,874
   Accrued interest                                                     186,450
   Bridge notes payable, net of debt discount of $10,000                414,000
   Due to officer-stockholder                                            50,000
   10% Convertible Senior Subordinated Secured Notes                    845,000
   Discontinued liabilities                                              15,440
                                                                    -----------
     Total current liabilities                                        1,986,242
                                                                    -----------
Commitments and contingencies
Stockholders' deficiency -
   Common stock, par value $0.10 per share, 10,000,000 shares
      authorized, 9,511,510 shares issued and outstanding               951,151
   Additional paid in capital                                         3,994,430
   Accumulated deficit                                               (6,112,576)
   Deferred compensation                                               (280,000)
                                                                    -----------
     Total stockholders' deficiency                                  (1,446,995)
                                                                    -----------
       Total liabilities and stockholders' deficiency               $   539,247
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003


                                                                2004           2003
                                                            -----------    -----------
Net revenues                                                $   240,808    $ 1,025,426
                                                            -----------    -----------
Operating expenses
   Compensation                                                 850,941        835,865
   Professional Fees                                            189,196        117,044
   Consulting Fees                                              222,200        151,988
   General and Administrative                                   601,370        643,814
                                                                -------        -------

Total Operating Expenses                                      1,863,707      1,748,711
Impairment of customer list                                          --       (174,782)
                                                            -----------    -----------
   Operating loss                                            (1,622,899)      (898,067)
Interest expense, net                                          (239,325)      (123,902)
                                                            -----------    -----------
   Loss before discontinued operations                       (1,862,224)    (1,021,969)
   Discontinued operations                                      (61,995)      (187,491)
                                                            -----------    -----------
     Net loss                                               $(1,924,219)   $(1,209,460)
                                                            ===========    ===========

Per Share Information:
   Weighted average number of common shares outstanding       8,006,798      7,501,510
                                                            ===========    ===========
   Net loss per common share from continuing operations          (0.233)        (0.136)
   Net loss per common share from discontinued operations        (0.008)        (0.025)
                                                            -----------    -----------
   Basic and diluted net loss per common share                   (0.241)        (0.161)
                                                            ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 For the Years Ended December 31, 2004 and 2003


                                                       Common               Additional                                    Total
                                             --------------------------      Paid-in     Accumulated      Deferred    Stockholders'
                                               Shares          Par           Capital       Deficit      Compensation     Deficit
                                             -----------    -----------    -----------   -----------    -----------    -----------
  Balance - January 1, 2003                    7,501,510    $   750,151    $ 3,178,084   $(2,978,897)  $         --    $   949,338
                                             -----------    -----------    -----------   -----------    -----------    -----------

Issuance of warrants to placement
execution of letter of intent
to conduct private placement                          --             --          5,700            --             --          5,700

Issuance of bridge warrants to finder                 --             --         13,300            --             --         13,300

Issuance of bridge warrants
to bridge notepurchaser                               --             --          9,500            --             --          9,500

Issuance of warrants in
consideration of extension
of note payable                                       --             --         38,067            --             --         38,067

Repricing of warrants previously
issued to holder of
note payable                                          --             --         20,704            --             --         20,704

Issuance of warrants to consultant                    --             --        116,000            --             --        116,000

Issuance of warrants to placement
agent                                                 --             --        105,625            --             --        105,625

Net loss                                                                                  (1,209,460)                   (1,209,460)

                                             -----------    -----------    -----------   -----------    -----------    -----------
  Balance - December 31, 2003                  7,501,510    $   750,151    $ 3,486,980   $(4,188,357)   $         --    $    48,774
                                             -----------    -----------    -----------   -----------    -----------    -----------

Issuance of common stock for services            150,000         15,000         60,000                                      75,000

Issuance of warrants in
consideration of debt                                                           35,000                                      35,000

Issuance of warrants in
consideration of debt                                                           31,250                                      31,250

Issuance of common stock for cash              1,000,000        100,000        100,000                                     200,000

Issuance of common stock for services             60,000          6,000         25,200                                      31,200

Issuance of common stock for services            500,000         50,000        160,000                     (210,000)            --

Issuance of common stock for services            300,000         30,000         96,000                     (126,000)            --

Amortization of deferred compensation                                                                        56,000         56,000

Net Loss                                                                                 (1,924,219)                    (1,924,219)

                                             -----------    -----------    -----------   -----------    -----------    -----------
  Balance - December 31, 2004                  9,511,510    $   951,151    $ 3,994,430  $(6,112,576)   $   (280,000)   $(1,446,995)
                                             ===========    ===========    ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003


                                                            2004            2003
                                                         -----------    -----------
Cash Flows From Operating Activities:
Net loss from continuing operations                      $(1,862,224)   $(1,021,969)
                                                         -----------    -----------
Adjustments to reconcile net loss to net cash
used in operating activities -
   Loss on impairment of customer list                            --        174,782
   Stock-based compensation                                  162,200        116,000
   Accretion of debt discount                                 42,917        112,271
   Depreciation and amortization                             177,917        202,078
   Accrued interest                                          196,408          8,250
   Changes in operating assets and liabilities:
     Accounts receivable                                       7,970         94,035
     Prepaid expense and other current assets                 15,133         27,620
     Other assets                                            (12,044)            --
     Accounts payable and accrued expenses                   135,708        (56,739)
                                                         -----------    -----------
       Total adjustments                                     726,209        678,297
                                                         -----------    -----------
       Net cash used in operating activities              (1,136,015)      (343,672)
                                                         -----------    -----------

Cash Flows From Discontinued Operations:
Net loss from discontinued operations                        (61,995)      (187,491)
                                                         -----------    -----------
Changes in:
     Discontinued assets                                      31,121          6,092
     Discontinued liabilities                                  5,970        (11,990)
                                                         -----------    -----------
       Net cash used in dicontinued operations               (24,904)      (193,389)
                                                         -----------    -----------

Cash Flows From Investing Activities:
Purchase of property and equipment                           (14,806)       (24,835)
                                                         -----------    -----------
     Net cash used in investing activities                   (14,806)       (24,835)
                                                         -----------    -----------

Cash Flows From Financing Activities:
Principal repayment of notes payable                              --        (50,000)
Proceeds from private placement                              174,000             --
Net proceeds from line of credit, bank                         8,315        132,560
Net proceeds from long-term debt                                  --        570,150
Proceeds from bridge notes                                   250,000        140,000
Proceeds from sale of common stock                           200,000             --
Repayment of long-term debt                                  (25,000)            --
Advances from stockholder, net                                50,000             --
                                                         -----------    -----------
     Net cash provided by financing activities               657,315        792,710
                                                         -----------    -----------

Net (decrease) increase in cash and cash equivalents        (518,410)       230,814
Cash and cash equivalents - beginning                        597,739        366,925
                                                         -----------    -----------
Cash and cash equivalents - ending                       $    79,329    $   597,739
                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for -
   Interest                                              $     2,527    $    45,913
                                                         ===========    ===========
   Taxes                                                 $        --    $    15,160
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

Note 2 - Going Concern Uncertainty


The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the fiscal year ended December 30, 2004, the Company incurred a net loss of $1,924,219 and, for the fiscal year ended December 30, 2003, the Company incurred a net loss of $1,209,460. The Company had a working capital deficiency at December 31, 2004 of $1,858,265.


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


                                                                                Years Ended December 31,
                                                                         --------------------------------------
                                                                                2004                2003
                                                                         ------------------  ------------------
Net loss as reported.................................................    $      (1,924,219)  $      (1,209,460)
Add:  Stock-based employee compensation expense included in
   reported loss                                                                        --                  --
Deduct:  Total stock-based employee compensation expense
   determined under fair value-based method for all awards,
     net of related tax effect                                                          --              (8,005)
                                                                                        --                  --
                                                                         ------------------  ------------------
Pro forma (loss)                                                         $      (1,924,219)  $      (1,217,465)
                                                                         ==================  ==================
Basic and diluted net loss per share as reported                         $          (0.24)  $           (0.16)
                                                                         ==================  ==================
Basic and diluted pro forma net loss per share                           $          (0.24)  $           (0.16)
                                                                         ==================  ==================


The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                                                Years Ended December 31,
                                                                         --------------------------------------
                                                                                2004                2003
                                                                         ------------------  ------------------
Expected life (years)                                                                 --            5 Years
Interest rate                                                                         --              5.09%
Annual rate of dividends                                                              --              0.00%

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

On March 1, 2004, the Company began repayment of this note under a repayment plan calling for payments as follows:


Due Date                       Amount
--------                     --------
March 1, 2004                $ 10,000
April 1, 2004                  15,000
May 1, 200                    420,000


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


                                                     Average          Average
                                                    Exercise        Remaining
                                     Warrants         Price            Life

Balance, January 1, 2002               71,450        $    0.15        1.20

issued                                923,456             0.49        2.29
exercised                                  --               --          --
cancelled                                  --               --          --

Balance, December 31, 2002            994,906        $    0.64        1.74

issued                                175,000        $    0.45        2.59
exercised                                  --               --          --
cancelled                                  --               --          --

Balance, December 31, 2003          1,169,906        $    1.09        2.39

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


During the year ended December 31, 2003, the Company had sales of $800,123 (78%) to one customer. During the fourth quarter of the year ended December 31, 2003, this customer ceased doing business with the Company.


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

Future minimum rental payments under the above non-cancelable operating leases as of December 31, 2004 are as follows:

    Year Ending
   December 31,             Amount
------------------      --------------
       2005             $       34,800
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

For all periods presented in the accompanying condensed consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At December 31, 2004, the discontinued assets and liabilities of Kelly Color are:

Assets -
   Prepaid expenses and other current assets                  $         1,630
   Fixed assets, net                                                   20,806
                                                              ---------------
     Total assets                                             $        22,436
                                                              ===============

Liabilities -
   Accounts payable and accrued expenses                      $        15,440
                                                              ---------------
     Total liabilities                                        $        15,440
                                                              ===============

The results of discontinued operations for the year ended December 31, 2004 and 2003 are:

                                                          2004           2003
                                                     -----------    -----------
Net revenues                                         $    47,286    $   664,327
Costs of revenues                                        (61,410)      (369,645)
                                                     -----------    -----------
Operating expenses                                       (47,871)      (482,173)
                                                     -----------    -----------
Net loss                                             $   (61,995)   $  (187,491)
                                                     ===========    ===========

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


Dated:  October 21, 2005            Walker Financial Corporation


                                    By: /s/ Mitchell S. Segal
                                        ----------------------------------------
                                    Mitchell S. Segal, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ Mitchell S. Segal              President, Chief Executive Officer,
----------------------------------------    Chief Financial Officer and Director   October 21, 2005
             Mitchell S. Segal              (Principal Executive, Financial and
                                            Accounting Officer) and Director

         /s/ Peter Walker                   Director                               October 21, 2005
----------------------------------------
             Peter Walker

                                            Chairman                               October 21, 2005
----------------------------------------
             James Lucas


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