Form 10QSB/A
period 2004-09-30
WALKER FINANCIAL CORP
filed 2005-11-15
CIK 104224

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

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations (the "Kelly property"), as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of the sale of the Kelly property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. During the nine months ended September 30, 2004, the Company sold 750,000 shares of Company common stock for an aggregate.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)
                                   (Continued)

purchase price of $150,000 (see Note 7) and issued bridge notes in the principal amount of $250,000 (see Note 6). T Additionally our ability to raise capital may be affected by our minimal revenues, the losses that we incur and our stockholders equity here can be no assurance that the Company will be successful in any of its plans as discussed in this Note 2. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail some of its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Net Loss Per Share of Common Stock

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic net loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock Potentially dilutive securities of 2,493,873 and 178,021 at September 30, 2004 and 2003 are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. A summary of these potentially dilutive securities are as follows:

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

Stock Based Compensation
Stock Options and Similar Equity Instruments

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)
                                   (Continued)

The 10% Promissory Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Promissory Notes or the holders of a majority of the aggregate principal amount of the 10% Promissory Notes. In May and August, 2004 the Company borrowed, without approval, an aggregate of $ 250,000.00. Futher in July, 2004, the Company, without approval, borrowed an additional $ 50,000 from an officer/stockholder. As discussed in Note 6 to these unaudited consolidated condensed financial statements, in May and August 2004, the Company borrowed an aggregate of $250,000. Further, as discussed in Note 7 to these unaudited consolidated condensed financial statements, in July 2004, the Company borrowed an additional $50,000 from an officer/stockholder.

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

o the competitive environments within the insurance, employee benefit and mortgage industries,

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

o political and regulatory matters affecting the industries in which we operate,

o our ability to combine our various operations so that they may work together and grow successfully,

o the market acceptance, revenues and profitability of our current and future products and services,

o the extent that our sales network and marketing programs achieve satisfactory response rates,

o our ability to acquire additional companies operating in the insurance and financial services industry and ability to successfully integrate such acquirees, if any, into our operations, and

o the other risks detailed in this Quarterly Report on Form 10-QSB and, from time-to-time, in our other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

The Black-Scholes option-pricing model is used to estimate the fair value of a stock option. The model calculates the theoretical fair value based on a number of assumptions utilizing, the stock price, strike price, expiration date, risk-free rate of return, and the standard deviation (volatility) of the stock's return. Stock based compensation valuations may differ significantly if the Company used a different option model, based on the before mentioned assumptions and the alternative model's formula driven calculations. The Company has not relied on any other option pricing models for the issuance of its options or warrants as the Black-Scholes option-pricing model is currently the model most widely used for reporting companies. The uncertain assumptions estimating the valuation of these equity transactions may have a material effect on our financial performance during the reported periods.

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

The Company plans on raising capital to repay outstanding indebtedness and for working capital of the Company.. The Company will additionally seek to raise capital for future acquisitions. Our ability to raise capital may be affected by our minimal revenues, the losses that we incur, our stockholders equity. and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so.

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

NPI has earned minimal insurance commissions from the sale of preneed and final expense insurance policies to date. The insurance commissions are paid by the insurance companies which create, underwrite and issue these policies. The Company's other subsidiary, American DataSource, Inc., earns administrative fees on the administration of preneed funds in trust which are paid by the trust.

NPI is the subsidiary from which we plan on achieving much of our growth. NPI has entered into various strategic relationships and selling agreements which will allow it to market its products to a number of individuals. Although NPI's agreements allow it to market its products, the timing of when the marketing occurs, the amount of marketing that occurs and the communication that is delivered to these potential clients are all subject to the decisions and control of both our strategic partners and the ultimate client groups. As a result, NPI's has yet to generate minimal revenues from its worksite marketing strategy and has only generated minimal revenue selling pre-need policies out of funeral homes located in New Jersey.

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

Whereas, NPI originally sought to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations the Company has changed its focus on developing NPI's existing funeral advisory and funding business and focusing on potential acquisitions in the employee benefit, insurance, mortgage and worksite marketing areas which allow for the cross selling of its products in addition to other businesses which market products and services which benefit the baby boomer and senior population segments. Our ability to accomplish any acquisitions is dependent upon our ability to raise capital for said acquisitions. Our ability to raise capital may be affected by several factors including but not limited to our default under the $ 845,000 Convertible Promissory Note and a lack of liquidity of our common stock. Additionally our ability to raise capital may be affected by our minimal revenues, the losses that we incur, and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so.

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

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be made by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during our fiscal year ended December 31, 2003. We have implemented some procedures to help minimize the risks associated with this material weakness, including using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. Additionally, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties.

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