Form 10QSB
period 2005-09-30
WALKER FINANCIAL CORP
filed 2005-11-15
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                |X| QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of [13,687,220] shares of the registrant's common stock, par value $.10 per share, outstanding as of October 24, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                          Walker Financial Corporation

                                   Form 10-QSB
                        Quarter Ended September 30, 2005

Table of Contents

                                                                            Page
PART I  - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements:
 Condensed Consolidated Balance Sheet as of September 30, 2005...............  3
 Condensed Consolidated Statements of Operations for the
 Three and Nine Months Ended September 30, 2005 and 2004.....................  4
 Condensed Consolidated Statements of Cash Flows for the
 Nine Months Ended September 30, 2005 and 2004...............................  5
 Notes to Condensed Consolidated Financial Statements........................  6

Item 2. Management's Discussion and Analysis or Plan of Operations........... 14

Item 3. Controls and Procedures ............................................. 19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 20
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........ 20
Item 3.  Defaults Upon Senior Securities .................................... 21
Item 4.  Submission of Matters to a Vote of Security Holders ................ 21
Item 5.  Other Information .................................................. 21
Item 6.  Exhibits ........................................................... 21

Signatures .................................................................. 22

Exhibit Index ............................................................... 23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets -
  Cash                                                              $    98,294
  Accounts receivable, net                                               28,426
  Prepaid expenses and other current assets                               1,499
                                                                    -----------
   Total current assets                                                 128,219
                                                                    -----------
Deferred financing costs, net                                            35,540
Property and equipment, net                                             190,856
                                                                    -----------
     Total assets                                                   $   354,615
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities -
  Line of credit, bank                                              $   147,704
  Accounts payable and accrued expenses                                 472,531
  Convertible bridge notes payable,
    net of debt discount of $46,825                                     703,175
  Notes payable                                                         205,000
  10% Senior subordinated secured convertible promissory notes           50,000
  Due to officer-stockholder                                             36,450
  Accrued interest                                                       66,991
  Discontinued liabilities                                               15,440
                                                                    -----------
   Total current liabilities                                          1,697,291
                                                                    -----------
Stockholders' deficiency -
  Common stock, par value $.10 per share, 100,000,000
   authorized, 13,687,220 shares issued and outstanding               1,368,722
  Additional paid-in capital                                          6,298,476
  Deferred offering and compensation costs                             (494,321)
  Accumulated deficit                                                (8,515,553)
                                                                    -----------
     Total stockholders' deficiency                                  (1,342,676)
                                                                    -----------
      Total liabilities and stockholders' deficiency                $   354,615
                                                                    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                Nine Months Ended
                                              September 30,                    September 30,
                                     -----------------------------     -----------------------------
                                         2005             2004             2005             2004
                                     ------------     ------------     ------------     ------------
Net revenues                         $     85,490     $     55,586     $    242,583     $    156,377
                                     ------------     ------------     ------------     ------------
Operating expenses
  Compensation                            155,485          191,913          483,184          567,399
  Professional fees                        26,102           16,813          175,285           63,007
  Consulting fees                          54,000           15,000          396,100           45,000
  Depreciation                             17,850           61,474           67,617           87,039
  General and administrative               99,924          152,510          278,012          526,472
                                     ------------     ------------     ------------     ------------
    Total Operating Expenses              353,361          437,710        1,400,198        1,288,917
                                     ------------     ------------     ------------     ------------
  Operating loss                         (267,871)        (382,124)      (1,157,615)      (1,132,540)
Debt conversion expense                        --               --         (933,793)              --
Interest expense                          (48,617)         (71,827)        (311,569)        (123,743)
                                     ------------     ------------     ------------     ------------
  Loss from continuing operations        (316,488)        (453,951)      (2,402,977)      (1,256,283)
Loss from discontinued operations              --             (508)              --          (61,995)
                                     ------------     ------------     ------------     ------------
  Net loss                           $   (316,488)    $   (454,459)    $ (2,402,977)    $ (1,318,278)
                                     ============     ============     ============     ============

Net Loss per basic and diluted
  common shares
  Continuing operations                    ($0.02)          ($0.06)          ($0.18)          ($0.16)
  Discontinued operations                      --           ($0.00)              --           ($0.01)
                                     ------------     ------------     ------------     ------------
  Net loss per basic
  and diluted common share           $     ($0.02)          ($0.06)          ($0.18)          ($0.17)
                                     ============     ============     ============     ============

Weighted average number of
  common shares outstanding
  basic and diluted                    13,687,220        7,733,032       13,476,483        7,612,860
                                     ============     ============     ============     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Nine
                                                              Months
                                                        Ended September 30,
                                                    ---------------------------
                                                        2005           2004
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations               $(2,402,977)    $(1,256,283)
                                                    -----------     -----------

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                       67,617          87,039
      Compensatory element of stock issuances           105,000         106,200
      Amortization of deferred compensation             262,500              --
      Debt conversion expense                           933,793              --
      Write-down of assets                               20,806              --
      Amortization of deferred financing cost           214,461          55,918
      Accretion of debt discount                         31,375          51,793
  Changes in operating assets and liabilities:
    Accounts receivable, net                             (7,914)          3,123
    Prepaid expenses and other current assets             4,201           3,496
    Other assets                                          9,949              --
    Accounts payable and accrued expenses               244,685         (14,916)
    Accrued interest                                     65,744          66,618
                                                    -----------     -----------
     Net cash used in operating activities             (450,760)       (897,012)
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES OF
  DISCONTINUED OPERATIONS:
Loss from discontinued operations                            --         (61,995)
                                                    -----------     -----------
Change in -
  Assets from discontinued operations                        --          39,233
  Liabilities from discontinued operations                   --           5,970
                                                    -----------     -----------
Net cash used in operating activities
  of discontinued operations                                 --         (16,792)
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (803)        (14,806)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from line of credit, bank                   6,829          10,863
 Advances from officer-stockholder                       13,450          50,000
 Repayment of advances from stockholder                 (27,000)             --
 Proceeds from sale of bridge notes                     326,000         250,000
 Fees paid in connection with debt acquisition          (48,750)             --
 Proceeds from notes payable                            100,000              --
 Principal repayment of notes payable                        --         (19,652)
 Proceeds from sale of common stock                     100,000         150,000
                                                    -----------     -----------
     Net cash provided by financing activities          470,529         441,211
                                                    -----------     -----------
Net increase (decrease) in cash and cash
 equivalents                                             18,966        (487,399)
Cash and cash equivalents - beginning of period          79,328         587,626
                                                    -----------     -----------
Cash and cash equivalents - end of period           $    98,294     $   100,227
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                      $        --     $     2,257
                                                    ===========     ===========
      Income taxes                                  $        --     $        --
                                                    ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 2,936,890 shares of common stock
    for the settlement of 10% Senior Subordinated
  Secured Convertible Promissory Notes and
    accrued interest                                $   980,203     $        --
                                                    ===========     ===========
  93,750 warrants granted in connection
    with sale of $375,000 bridge notes              $    28,500     $        --
                                                    ===========     ===========
  187,500 warrants granted to agent in connection
    with sale of $375,000 bridge notes              $    57,600     $        --
                                                    ===========     ===========
  175,000 warrants granted in connection with
    the sale of $125,000  of bridge notes           $    36,100     $        --
                                                    ===========     ===========
  17,500 warrants granted in connection with
    the extension of $250,000 of bridge notes       $     3,600     $        --
                                                    ===========     ===========
  105,000 warrants granted in connection with
    the sale of $125,000 of bridge notes            $        --     $    31,250
                                                    ===========     ===========
  70,000 warrants granted in connection with
    the sale of $125,000 of bridge notes            $        --     $    35,000
                                                    ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2005 and for all periods presented. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004 as amended on October 21, 2005.

NOTE 2 - Going Concern Uncertainty

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the nine months ended September 30, 2005, the Company incurred a net loss of $2,402,977 and, at September 30, 2005, had a working capital deficiency of $1,569,072, an accumulated deficit of $8,515,553 and a stockholders' deficiency of $1,342,676.

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations (the "Kelly Color property"), as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of any future sale of the Kelly Color property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. Our ability to raise capital may be affected by several factors including but not limited to our default under a $ 50,000 10% Convertible Promissory Note and a lack of liquidity of our common stock.

As discussed further in Note 8 to the financial statements, the Company has entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital") that provides for the sale to Fusion Capital of $6,000,000 of common stock of the Company. The agreement provides limitations on the percentage of stock Fusion will hold at particular times and in no event may Fusion hold greater than 9.9% of the outstanding common stock of the Company. Consequently, if Fusion cannot sell the shares of the Company due to the lack of liquidity in the common stock of the Company, the Company's ability to be able to obtain money from Fusion Capital for acquisitions or to pay down the Company's current debt may be hindered or limited. Additionally, the Company's ability to raise capital outside of the Fusion transaction may be affected by minimal revenues, the losses that we incur and stockholders deficiency. There can be no assurance that the Company will be successful in any of its plans as discussed. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

Net Loss Per Share of Common Stock

Basic net loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities of 2,294,418 and 2,506,045 at September 30, 2005 and 2004 are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. A summary of these potentially diluted securities are as follows:

                                                            September 30,
                                                     ---------------------------
                                                       2005               2004
                                                     ---------         ---------
      Options                                           52,170            52,170
      Warrants                                       1,643,656         1,169,906
      Convertible debt                                 598,592         1,283,969
                                                     ---------         ---------
                                                     2,294,418         2,506,045
                                                     =========         =========

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

Stock Based Compensation

Stock Options and Similar Equity Instruments

At September 30, 2005, the Company had an Equity Incentive Plan. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in the net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No table has been disclosed to illustrate the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation; since no options were granted during the respective periods net loss and pro forma net loss are identical. The Company has granted no employee options during the three and nine months ended September 30, 2005 and 2004.

New Accounting Pronouncements

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 4 - Line of Credit, Bank

The Company has a credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%. The Line of Credit was modified in June 2005 and, as modified, requires monthly payments of $1,510 and a final payment of the outstanding balance and all accrued interest due on July 3, 2006. There was $147,700 outstanding under the Line of Credit as of September 30, 2005. The Line of Credit is collateralized by a building located in North Carolina, which as of September 30, 2005, has been fully depreciated.

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

The 10% Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes. In May and August 2004, the Company borrowed, without approval, an aggregate of $250,000 (See Note 6). Further, in July 2004, the Company borrowed, without approval, an additional $50,000 from an officer/stockholder (see Note 7) and, in December 2004 through February 2005, sold and issued, without approval, 10% convertible promissory notes in the aggregate principal amount of $375,000 (see
Note 6). On July 11, 2005, the Company sold and issued, without approval a 10% note for $100,000 (see Note 6). On September 20, 2005, the Company sold and issued, without approval a 10% bridge note for $125,000 (see Note 6)

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

In October 2004, the Company offered to the holders of the 10% Notes one share of Company common stock for each $0.30 of principal evidenced by the 10% Notes and one share of Company common stock for each $0.23 of accrued interest due under the 10% Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Notes. The Company did agree to (a) use its best efforts to expeditiously register for resale the shares that the holders of the 10% Notes would receive in such exchange and (b) issue additional shares to the holders in the event that the Company issued shares to certain third parties for consideration less than $0.30 at any time prior to December 4, 2006.

On January 5, 2005, the Company issued a total of 2,936,890 shares of Company common stock to the holders of 10% Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 for settlement of such 10% Notes. As a result of the debt settlement the Company wrote off $125,695 of unamortized deferred financing costs. The charge was included as interest expense in the statement of operations. The Company has a remaining principal balance of $50,000 due to the holders. Upon the effectiveness of the debt settlement, the Company recorded a conversion charge of $933,793, which is the estimated fair value of the additional shares of Company common stock issued in excess of the amount of shares that were issuable at the original conversion prices for the debt.

NOTE 6 - Notes Payable and Bridge Notes

Notes Payable

In March 15, 2000, the Company issued a 6% promissory note for $150,000 In August 2004, the note was extended to the earlier of (a) the date which is 60 days following the effectiveness of a registration statement under the Securities Act registering for resale the shares of the Company's common stock issuable upon exercise of the warrants sold and issued with the 6% promissory note or (b) January 2, 2005.

Beginning June 1, 2004, the Company began repayment of this note under a repayment plan calling for payments requiring minimum monthly payments of $10,000 until the entire note is repaid in full, which was scheduled to occur on March 1, 2005. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. During the nine months ended September 30, 2005, the Company did not make any payments under this note. As of September 30, 2005, the principal balance due under this note was $105,000. The principal balance and accrued interest is presented on the accompanying balance sheet as a current liability.

On July 11, 2005, the Company sold and issued a note payable in the aggregate principal amount of $100,000. The maturity date of the note is November 30, 2005 and has a stated interest rate of 10% per annum. As of September 30, 2005, the principal balance and accrued interest has been included on the accompanying balance sheet as current liabilities.

Bridge Notes

On May 22, 2004, the Company sold and issued, for gross proceeds of $125,000,
(a) a 6% promissory note in the principal amount of $125,000 and due on August 22, 2004 and (b) warrants to purchase 70,000 shares of the Company's common stock at an exercise price of $0.71 per share. The fair value of the warrants is $35,000 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note.

On August 4, 2004, the Company sold and issued, for gross proceeds of $125,000,
(a) a 6% promissory note in the principal amount of $125,000 and due January 2, 2005 and (b) warrants to purchase 105,000 shares of the Company's common stock at an exercise price of $.45 per share. The fair value of the warrants is $31,250 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note.

On September 20, 2005 the Company entered into a Modification Agreement which modified certain terms of the 6% Promissory Notes outstanding. Pursuant to this Modification Agreement the maturity dates of the Promissory Notes dated May 22, 2004 and August 4, 2004 were extended to a maturity date of May 15, 2006. Additionally 175,000 warrants that were previously issued carrying an exercise price of $ .45 received a reduced exercise price of $ .30. Using the Black-Scholes option pricing model an additional charge was not required for the modification of the 175,000 previously issued warrants. The bridge notes have a stated repayment plan as follows:

                  --------------------------------------------
                    Maturity Date                      Payment
                  --------------------------------------------
                  January 15, 2006                    $ 30,000
                  February 15, 2006                     40,000
                  March 15, 2006                        50,000
                  April 15, 2006                        60,000
                  May 15, 2006                          70,000
                                                      --------
                                                      $250,000
                                                      ========
                  --------------------------------------------

On September 20, 2005, the Company also granted to the note holder 17,500 warrants to purchase common stock at an exercise price of $0.30 per share as consideration for the receipt of $125,000 (bridge note dated September 20, 2005), and the extension of the due date for $250,000 of bridge notes dated May 22, 2004 and August 4, 2004. The estimated fair value of the warrants using the Black-Scholes option pricing model has nominal value.

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

In connection with the sale and issuance of the $375,000 of notes due November 5, 2005, the Company incurred fees of $48,750 and granted 187,500 warrants to the private placement agent for services provided. The estimated fair value of the warrants is $57,600 using the Black-Scholes option pricing model. The cost of $106,350 has been capitalized as deferred financing fees and will be amortized over the life of the debt. The notes are convertible into common stock of the Company at $0.71 per share.

On September 20, 2005, the Company sold a note payable for proceeds of $125,000; the bridge notes have a stated interest rate of 10% per annum. In addition the Company granted to the note holder 175,000 warrants to purchase common stock at an exercise price of $0.30 per share The estimated fair value of the warrants is $36,100 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of the debt, which is nine months. The bridge notes have a stated repayment plan as follows:

                  --------------------------------------------
                    Maturity Date                      Payment
                  --------------------------------------------
                  January 15, 2006                     $15,000
                  February 15, 2006                     20,000
                  March 15, 2006                        25,000
                  April 15, 2006                        30,000
                  May 15, 2006                          35,000
                                                      --------
                                                      $125,000
                                                      ========
                  --------------------------------------------

NOTE 7 - Advance from Officer/Stockholder

In July 2004, an officer-stockholder advanced the Company $50,000. The advance is non-interest bearing and has no definitive repayment terms. During the nine months ended September 30, 2005, the Company repaid $27,000 of the advances and borrowed an additional $13,450. As of September 30, 2005, the total amount due the officer-stockholder was $36,450.

NOTE 8 - Stockholders' Deficiency

In November 2004, the Company entered into a common stock purchase agreement with Fusion Capital, pursuant to which Fusion Capital has agreed to purchase, subject to certain conditions, $6,000,000 of Company common stock over a 24-month period commencing upon the effectiveness of a registration statement with respect to the resale of the Company common stock to be sold to Fusion Capital under the agreement. On January 5, 2005, the Company issued to Fusion Capital 794,702 shares of Company common stock as a commitment fee. The 794,702 shares were valued at $476,821, or $0.60 per share, and is included in deferred offering and compensation costs. The deferred offering costs will be amortized to additional paid in capital over a 24-month period and the net cash proceeds commencing on the effectiveness of the registration of such shares under the Securities Act. As of November 7, 2005, the Company has not filed a registration statement with respect to the shares of Company common stock issuable under the Stock Purchase Agreement.

As discussed in Note 5, in January 2005, the Company issued 2,936,890 shares of Company common stock for the settlement of the 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203.

On January 15, 2005, Company issued 150,000 shares of Company's common stock to a consultant as a settlement of terminating its agreement with the consultant. The shares were valued at $105,000, or $0.70 per share.

On February 10, 2005, the Company granted 93,750 warrants to purchase common stock at an exercise price of $0.71 per share in connection with the $375,000 of 10% convertible promissory notes (Note 6). The estimated fair value of the warrants is $25,800 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note, which is twelve months.

On February 10, 2005, the Company granted 187,500 warrants to the private placement agent (Note 6). The estimated fair value of the warrants is $57,600 using the Black-Scholes option pricing model. The cost has been capitalized as deferred financing fees and will be amortized over the life of the debt which is 12 months.

On May 18, 2005, the Company issued 294,118 shares of common stock to an institutional investor at $0.34 per share for consideration of $100,000.

On September 20, 2005, the Company granted 175,000 warrants to purchase common stock at an exercise price of $0.30 per share in connection with the issuance of $125,000 of bridge notes. The estimated fair value of the warrants is $36,100 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of the debt, which is nine months.

On September 20, 2005, the Company granted to the note holder 17,500 warrants to purchase common stock at an exercise price of $0.30 per share for the additional consideration of $125,000 (bridge note dated September 20, 2005), and the extension of the due date for $250,000 of bridge notes dated May 22, 2004 and August 4, 2004, the estimated fair value of the warrants is $3,600 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of the extension, which is nine months.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 9 - Consulting Agreements

In October 2004, the Company entered into two separate consulting agreements with Phoenix Holdings Ltd ("Phoenix") and Vantage Group LLC ("Vantage"), pursuant to which the Company agreed to issue to the consultants an aggregate of
1.5 million shares of Company common stock in consideration for the consultants' agreements to provide specified services. The terms of these agreements are each for approximately one year. In November 30, 2004, the Company issued 500,000 and 300,000 shares of Company common stock to Phoenix and Vantage, respectively. As such, the Company recorded deferred compensation of $336,000, which deferred compensation will be amortized over the life of the agreements. The unamortized portion of deferred compensation as of September 30, 2005, is $17,500.

On January 15, 2005, Company issued an additional 150,000 shares of Company's common stock to Vantage as settlement for terminating its agreement with the consultant. The shares were valued at $105,000 and the charge is included in the accompanying statement of operations as consulting fees.

For the nine months ended September 30, 2005, the Company has taken a charge of $262,500 for the amortization of the agreements which have been included in the accompanying statement of operations as part of consulting fees.

NOTE 10 - Commitment and Contingencies

Litigation

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 September, 2005
                                   (Unaudited)

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

For all periods presented in these condensed consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At September 30, 2005, the discontinued liabilities of Kelly Color are:

      Liabilities -
        Accounts payable and accrued expenses                          $ 15,440
                                                                       ========

The results of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are:

                                      Three Months             Nine Months
                                   Ended September 30,      Ended September 30,
                                  --------------------     --------------------
                                    2005        2004         2005        2004
                                  --------    --------     --------    --------
      Revenues                    $     --    $     --     $     --      47,269
      Cost of revenues                  --          --           --     (80,847)
      Operating expenses                --        (508)          --     (28,417)
                                  --------    --------     --------    --------
       Net loss                   $     --    $   (508)    $     --    $(61,995)
                                  ========    ========     ========    ========

NOTE 12 - Economic Dependency
Major Customer

During each of the three months ended September 30, 2005 and 2004, the Company had sales to three customers totaling $80,567, or 94%, and $47,870, or 86%, of the Company's net revenues, respectively.

During each of the nine months ended September 30, 2005 and 2004, the Company had sales to customers totaling $225,503, or 93%, and $133,091, or 85%, of the Company's net revenues, respectively.

At September 30, 2005, $23,750, or 84%, of the Company's total accounts receivable was due from two customers.

NOTE 13 - Reclassifications

Certain accounts in the prior period's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported consolidated operating results.

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

Introductory Comment - Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

o     the success of our business strategies and future plans of operations,
o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industry in which we operate,
o changes in the nature and enforcement of laws and regulations affecting our products, services, customers, suppliers and sales agents,
o the competitive environments within the insurance, employee benefit, mortgage services areas.
o     our ability to raise additional capital, if and as needed,
o     the cost-effectiveness of our product and service development activities,
o political and regulatory matters affecting the industry in which we operate,
o the market acceptance, revenues and profitability of our current and future products and services,
o the extent that our sales network and marketing programs achieve satisfactory response rates,
o our ability to acquire additional companies operating the insurance and financial services industry and ability to successfully integrate such acquirees, if any, into our operations, and
o the other risks detailed in this Quarterly Report on Form 10-QSB and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB/A for the year ended December 31, 2004 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that are our most critical accounting policies includes: recognition of revenue transactions and accounting for stock options and warrants.

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

Results of Operations

Three Months Ended September 30, 2005 compared to the same period in 2004

Net sales for the three months ended September 30, 2005 were $ 85,490 as compared to $ 55,586 for the three months ended September 30, 2004, almost all of which was which was generated by ADS. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved. ADS seeks to increase its sales lost as a result of losing the business from its largest client during the 3rd quarter of 2003, Service Corporation International, which brought all of its trust assets that were administered by third parties in-house and is close to achieving net income. Although ADS has achieved positive cash flow it still is incurring a net loss and seeks to increase its revenues to halt this loss.

Operating expenses for the three months ended September 30, 2005 were $ 353,361 of which $ 235,636 was generated by NPI, $ 29,166 was generated by Walker, and $ 88,559 was generated by ADS. Operating expenses were composed of $ 155,485 of compensation expense, $26,102 of professional fees, consulting fees of $ 54,000, general and administrative expense of $ 99,924 and depreciation of $17,850. Operating expenses for the three months ended September 30, 2004 were $ 437,710 of which $ 284,368 was incurred by NPI, and $ 134,175 was incurred by ADS and 19,167 was incured by Walker.

The loss from continuing operations for the three months ended September 30, 2005 was $ 316,488 as compared to $ 453,951 for the three months ended September 30, 2004. The loss from continuing operation for the three months ended September 30, 2005 was composed of a loss of $ 3,069 from ADS, a loss of $ 284,253 from NPI, and a loss of $ 29,166 from Walker International Industries. This compares with the loss incurred for the three months ended September 30, 2004 of $ 453,951 of which $ 134,000 was incurred by ADS and $279,492 was incurred by NPI and $ 40,459 was attributable to Walker. Although NPI has yet to generate any meaningful revenues the Company continues to incur losses relating to its infrastructure costs, administrative costs and costs incurred related to potential acquisitions.

Interest expense for the three months ended September 30, 2005 was $48,617 as compared to interest expense for the three months ended September 30, 2004 of $ 71,827. Interest expense is derived by the costs of borrowing funds. The decrease is due to the savings of interest expense due to the conversion of $ 795,000 10% Convertible Promissory Notes to equity.

As a result of the foregoing, we incurred a net loss of $316,488 for the three months ended September 30, 2005 or $.02 per share, compared to a net loss of $454,459 for the three months ended September 30, 2004 or $.06 per share.

Nine Months Ended September 30, 2005 compared to the same period in 2004

Net sales for the nine months ended September 30, 2005 were $ 242,583 all of which was generated by ADS. Net sales for the nine months ended September 30, 2004 were $ 156,377, almost all of which was generated by ADS. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved. ADS seeks to increase its sales lost as a result of losing the business from its largest client, Service Corporation International, which brought all of its trust assets that were administered by third parties in-house and is close to achieving net income. Although ADS has achieved positive cash flow it still is still incurring a net loss and seeks to increase its revenues to halt this loss.

Operating expenses for the nine months ended September 30, 2005 were $ 1,400,198 of which $ 1,016,558 was generated by NPI, $ 296,474 was generated by ADS and $ 87,166 was generated by Walker International Industries. Operating expenses for the nine months ended September 30, 2004 were $ 1,288,917 of which $ 789,000 was generated by NPI, $ 81,917 was generated by Walker and $ 418,000 was generated by ADS. Of the expenses that were incurred for the nine months ended September 30, 2005, $ 483,184 was compensation expense, $175,285 were professional fees, $ 396,100 were related to consulting expenses, $ 278,012 were general and administrative expenses and $67,617 was depreciation expense.

Interest expense for the nine months ended September 30, 2005 was $ 311,569 as compared to interest expense for the nine months ended September 30, 2004 of $ 123,743. The increase from the prior year relates to our interest expense related to the equity conversion of our convertible debt and interest related to equity.

As a result of the foregoing, we incurred a net loss of $ 2,402,977 for the nine months ended September 30, 2005 or $ (.18 )per share as compared to a net loss of $ 1,318,278 for the nine months ended September 30, 2004 or $ (.17) per share. Of the loss for the nine months ended September 30, 2005, a loss of $ 2,261,931 can be attributed to NPI (of which $933,793 debt conversion charge), a loss of $ 53,891 can be attributed to ADS and a loss of $ 87,155 can be attributable to Walker International Industries as compared to the nine months ended September 30, 2004 loss of $1,318,278 where a $849,430 loss can be attributable to NPI, a loss of $ 143,484 can be attributable to Walker and a loss of $ 263,369 can be attributable to ADS and $61,995 is attributable for the discontinuance of Kelly Color. Of the loss attributable to NPI for the nine months ended September 30, 2005 $ 933,793 is attributable the debt conversion expense related to the conversion of $ 745,000 10% Convertible Promissory Notes and $ 311,569 is attributable to interest expense related to other borrowings.

Liquidity and Financial Resources

We have negative working capital of $1,569,072 at September 30, 2005 compared to negative working capital of $1,858,265 at December 31, 2004. A working capital deficiency or negative working capital results when the Company's current liabilities exceeds its current assets. Our working capital deficiency is principally the result of borrowings which are currently due or will become due within the next 12 months.

Net cash used in operating activities was $ 450,760 for the nine months ended September 30, 2005 compared to net cash used in operating activities of $ 897,012 for the nine months ended September 30, 2004. The decrease is primarily a result of our closing of the Kelly Color operations in addition to less expenses incurred at our American DataSource unit due to decreased payroll and operational expense, including lower rental costs and decreased payroll and marketing expense in our National Preplanning subsidiary.

Net cash used in investing activities for the nine months ended September 30, 2005 was $ 803 as compared with $ 14,806 for the nine months ended September 30, 2004. During both nine month periods ending September 30, 2005 and September 30, 2004 respectively investing activities were limited to the purchase of property and equipment.

Net cash provided by financing activities was $ 470,529 for the nine months ended September 30, 2005 as compared with $441,211 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005 the Company sold common stock of $ 100,000, bridge notes in the amount of $ 326,000 and a note payable in the amount of $ 100,000. As a result of these activities, our cash and cash equivalents positions were $ 98,294 at September 30, 2005 as compared to $ 79,329 as of December 31, 2004.

In September 20, 2005, the Company entered into a Modification Agreement which modified certain terms of Promissory Notes outstanding between the Company and a lender ("Lender"). Pursuant to this Modification Agreement the maturity dates of certain Promissory Notes dated May 22, 2004 and August 5, 2004 were extended to a maturity date of May 15, 2006 with certain principal payments required to be made by the 15th of the months of January-May, 2006. Additionally 175,000 warrants that were previously issued carrying an exercise price of $ .45 received a reduced exercise price of $ .30. In addition, another 17,500 warrants to acquire the Company's common stock carrying an exercise price of $ .30 were issued to the Lender.

The Company additionally entered into another 10% Promissory Note for $125,000, with the Lender having a maturity date of May 15, 2006. Lender was issued 175,000 warrants carrying an exercise price of $ .30.

The Company has filed a registration statement registering the shares issued upon the debt conversion in addition to certain warrants and options previously issued by the Company. Upon its effectiveness, the Company plans on filing another registration statement covering the Fusion Capital transaction (See Note 8 to the Financial Statements). The Company plans on using the Fusion Capital equity line to repay outstanding indebtedness and for working capital of the Company. The Company will additionally seek to raise capital for future acquisitions. We intend to use the Fusion Capital equity line to repay outstanding indebtedness and for working capital. Under the agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued Walker Financial common stock over a period of time up to twenty-four months commencing after the date a registration statement with respect to the shares to be sold to Fusion Capital is declared effective. The Fusion Transaction documents state that in no event may Fusion hold greater than 9.9% of the outstanding common stock of the Company. Consequently, if Fusion cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Fusion Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Fusion transaction may be affected by our minimal revenues, the losses that we incur, our stockholders equity. and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so. Failure to have our current registration statement or the next registration statement to be declared effective will prevent us from drawing on the full amount of equity outlined in the agreement and at this point it is impossible to quantify how much if any capital will be available to us. We are currently in default with respect to approximately $ 155,000 in promissory notes.

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

Plan of Operations

We create, provide and market death care financial service products, currently focusing on prearrangement or pre-need products. Prearrangement and preneed products allow an individual to secure the funding for and in some instances the goods and services for their future funerals prior to their death. For preneed funding products we sell, as an agent for various life insurance companies which underwrite the policies, life insurance policies in amounts from $ 3,000 to $ 15,000 which upon an individual's death would be used for the payment of his or her funeral costs.

We have established a worksite and affinity marketing strategy by positioning the prearrangement of death care and other pre-need products as a voluntary or contributory benefit for corporations, unions, and affinity groups to offer their employees or members. In this regard we seek to market preneed funding products and the ability of individuals to take this funding and use it to purchase a prearrangement at funeral homes by introducing these products to individuals as a benefit of their employment or union membership similar to the way they are introduced to health insurance, life insurance, dental insurance and legal plans. The funding products that we sell are called preneed or final expense insurance policies. This insurance policy is similar to a fixed pay whole life insurance policy with an inflation rider which acts to increase annually the amount of the benefit that is paid to an individual. The policy value grows over time, which acts as a hedge against inflation and rising funeral prices. The policy can be assigned to a funeral home when a prearrangement contract is executed. The funeral home uses the proceeds of the policy to cover the costs of the funeral contracted for. If a prearrangement is not made the policy proceeds can be used by the descendants beneficiaries to cover the costs of the descendants funeral.

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

Our other subsidiary, American Datasource, Inc. is involved in the administration of monies in trust that are used for the payment of prearranged funerals upon the death of an individual. These trust accounts are created by an individual entering into a prearrangement contract with a funeral director. Instead of funding a prearrangement with a preneed insurance policy as discussed above some funeral directors suggest that an individual place monies into trust. That trust account is professionally money managed by unaffiliated third party's and the account is assigned to the funeral home, similar to the preneed insurance policy, and used by the funeral director to cover the funeral costs of that individuals funeral upon their death. American DataSouce provides accounting and administrative functions in reporting annually on the monies in each trust account in addition to the administration of the monies upon an individuals death.

In addition to the funeral related products we are currently marketing, the Company is desirous of adding other employee benefit and insurance products and services to market within as well as outside the workplace that benefit the baby boomer and senior populations. Products may include other insurance related products such as disability insurance, long term care, legal plans, reverse mortgages and other voluntary benefits. The Company may seek to acquire agencies and companies that currently market these other products.

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

NPI has only generated minimal revenues from its worksite marketing efforts and there can be no assurance that it will ever generate any substantial revenues from its worksite marketing efforts. The Company may decide to revert its National Preplanning marketing strategy to a more common approach such as print, radio and television advertising directed at individuals outside of worksite and affinity marketing

Whereas, NPI originally sought to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations the Company has changed its focus on developing NPI's existing funeral advisory and funding business and focusing on potential acquisitions in the employee benefit, insurance, mortgage and worksite marketing areas which allow for the cross selling of its products in addition to other businesses which market products and services which benefit the baby boomer and senior population segments. Our ability to accomplish any acquisitions is dependent upon our ability to raise capital for said acquisitions. Our ability to raise capital may be affected by several factors including but not limited to our default under a $ 50,000 10% Convertible Promissory Note and a lack of liquidity of our common stock. The Fusion Capital transaction, which provides the Company with a means of potentially raising capital, may not be sufficient for the Company to accomplish these potential acquisitions. The Fusion documents provide limitations on the percentage of stock Fusion can hold at particular times and in no event may Fusion hold greater than 9.9% of the outstanding common stock of the Company. Consequently, if Fusion cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Fusion Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Fusion transaction may be affected by our minimal revenues, the losses that we incur, and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so.

ADS is currently seeking to increase the amount of pre-need trust monies it currently administrates. Currently, ADS administers approximately $40 million in trust funds. In September, 2003, ADS lost a significant amount of revenues from its business when its largest client, Service Corporation International, the largest funeral home and cemetery operator in the country removed approximately $ 70,000,000 of trust assets that ADS administrated and placed said administration overseas. SCI removed all trust assets under administration from a variety of outside vendors such as ADS. As a result, ADS has increased its efforts to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies.

ADS has entered into a marketing agreement with Parkway Advisors, L.P., whereby Parkway will advisors will market ADS trust services to their existing and potential clients. Parkway would share in fees generated by ADS's services. It is the hope that this agreement will generate additional revenue for ADS although to date no revenues have been generated from this relationship.

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

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business both in and outside of the death care services industry.

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

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2005, we issued a total of 2,936,890 shares of our common stock to the holders of our outstanding 10% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 in exchange for such holders waiving substantially all of their rights under their respective 10% Promissory Notes, including their right to payment of principal and interest due under their 10% Promissory Notes. The accrued interest due under such 10% notes totaled $65,985. The 10% Promissory Notes were exchanged for shares of our common stock at the rates of one share for each (a) $.30 of principal so exchanged, and (b) $ .23 of accrued interest so exchanged. In connection with the issuance of these 2,936,890 shares, we agreed to (x) use our best efforts to expeditiously register for resale the shares that such holders received and (y) issue additional shares to such holders in the event that we issue shares to certain third parties for consideration less than $.30 at any time prior to December 4, 2006. We believe that the issuance of said 2,936,891 shares was exempt from the registration requirements of the Securities Act pursuant to the provisions of Sections 3(a)(9) and 4(2) of the Securities Act.

On February 10, 2005, we sold and issued an aggregate of $375,000 of 10% Convertible Promissory Notes and three-year warrants to purchase 93,750 shares of our common stock to a total of twelve accredited investors in a transaction complying with the requirements of Regulation D. Each of these notes are due on November 5, 2005 and bear interest at the rate of 10% per annum, payable at maturity. The notes may be prepaid, at our sole discretion, in whole or in part, at any time upon notice to the holders of the notes. The notes are further subject to mandatory re-payment upon the occurrence of specified events and after the giving of appropriate notice to the holders. Each holder of a note has the right, exercisable in the holders' sole discretion, to convert all or any portion of the principal amount outstanding under the holder's note and all accrued and unpaid interest on such principal amount being converted into shares of our common stock at a conversion price of $0.71 per share. The exercise price of the warrants is $0.71 per share. We believe that the issuance of such common stock and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

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

On May 18, 2005, the Company issued 294,118 shares of common stock to an institutional investor at $0.34 per share for consideration of $100,000.

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


Dated: November 14, 2005

                    Walker Financial Corporation

                    By: /s/ Mitchell S. Segal
                        ----------------------------
                        Mitchell S. Segal, President

                                  EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

31.2 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.

32.2 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.