Form 10QSB/A
period 2004-09-30
WALKER FINANCIAL CORP
filed 2005-11-23
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A


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

                                Table of Contents

                                                                           Page
                                                                           ----

PART I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of
    September 30, 2004....................................................   3
   Condensed Consolidated Statements of Operations (Unaudited)
    for the Three and Nine Months Ended September 30, 2004 and 2003.......   4
   Condensed Consolidated Statements of Cash Flows (Unaudited)
    for the Nine Months Ended September 30, 2004 and 2003.................   5
   Notes to Condensed Consolidated Financial Statements...................   6
Item 2.  Management's Discussion and Analysis or Plan of Operation........  15
Item 3.  Controls and Procedures..........................................  22

PART II  -  OTHER INFORMATION
Item 1.  Legal Proceedings................................................  24
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......  24
Item 3.  Defaults Upon Senior Securities..................................  24
Item 4.  Submission of Matters to a Vote of Security Holders..............  25
Item 5.  Other Information................................................  25
Item 6.  Exhibits.........................................................  25

SIGNATURES................................................................  26

EXHIBIT INDEX.............................................................  27

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

Nine Months Ended September 30, 2004 and 2003

Net sales for the nine months ended September 30, 2004 were approximately $156,000, primarily all of which was generated by ADS. NPI expects to start achieving more substantial revenues in the fourth quarter of 2004 and the first quarter of 2005. Net Sales decreased greatly for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 as a result of the fact that ADS lost its largest client, Service Corporation International in September, 2003.

Operating expenses for the nine months ended September 30, 2004 were approximately $1,289,000, of which $789,000 was generated by NPI and $418,000 was generated by ADS. The operating expenses for the nine months ended September 30, 2003 were $1,507,000, of which $ 363,000 was generated by NPI and $ 913,000 was generated by ADS. Operting expenses for the nine months ended September 30, 2004 were composed of compensation expense of approximately $ 567,000, professional fees of approximately $ 63,000, consulting fees of approximately $ 45,000, depreciation of approximately $ 87,000 and general and administrative expenses of approximately 527,000. We reduced the amount of labor costs at ADS after the loss of its largest client. However, since we anticipate that NPI will become our growth vehicle, we have expanded our infrastructure with the hiring of employees, development of a website and increase of expenditures relating to marketing its products.

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

Our ability to accomplish any acquisitions is dependent upon our ability to raise capital for said acquisitions. Additionally the Company will need to raise working capital to fund operations of $ 1,000,000 over the next 12 months. Our ability to raise capital may be affected by several factors including but not limited to our default under a $ 50,000 10% Convertible Promissory Note and a lack of liquidity of our common stock.

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

NPI is the subsidiary from which we plan on achieving much of our growth. NPI has entered into various strategic relationships and selling agreements which will allow it to market its products to a number of individuals. Although NPI's agreements allow it to market its products, the timing of when the marketing occurs, the amount of marketing that occurs and the communication that is delivered to these potential clients are all subject to the decisions and control of both our strategic partners and the ultimate client groups. As a result, NPI's has yet to generate minimal revenues from its worksite marketing strategy and has only generated minimal revenue selling pre-need policies out of funeral homes located in New Jersey. In this instance, insurance agents that work for funeral homes in New Jersey sold pre-need insurance policies to individuals to cover the costs of their future funerals. These insurance agents were licensed with certain insurance carriers who issued said policies through NPI's licensed arrangements with these carriers. Consequently, NPI shared commissions earned from the sale of these policies. NPI is not actively marketing in conjunction with these New Jersey insurance agents and does not expect to receive any additional commission revenues from this relationship.

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


Dated: November 23, 2005        Walker Financial Corporation


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