Form 10KSB/A
period 2004-12-31
WALKER FINANCIAL CORP
filed 2005-11-23
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                 Form 10-KSB/A-2


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

o     the success of our business strategies and future plans of operations,

o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

o changes in the nature and enforcement of laws and regulations affecting our products, services, customers, suppliers and sales agents,

o the rate of decline in sales by our Kelly Color subsidiary due to the rising use of digital cameras,


o the competitive environments within the insurance, employee benefit, and mortgage service areas,


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


We market our products to corporations, unions, and affinity groups that may offer these products as a voluntary or contributory benefit to their employees or members, much like they offer health insurance, life insurance, dental insurance and legal plans. We currently sell pre-need insurance policies that are fixed pay whole life insurance policies accompanied by an inflation rider. An inflation rider ensures that the policy value grows over time, and acts as a hedge against inflation and rising funeral prices. The policy may be assigned to a funeral home when a prearrangement contract is executed, which funeral home would use the proceeds of the policy to cover the costs of the funeral that has been selected in accordance with the decedents prior arrangement.


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


Our ability to raise capital may be affected by several factors including but not limited to our default under a $ 50,000 10% Convertible Promissory Note and a lack of liquidity of our common stock. The Fusion Capital transaction documents provide limitations on the percentage of stock Fusion will hold at particular times and in no event may Fusion hold greater than 9.9% of the outstqanding common stock of the Company. Consequently, if Fusion cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Fusion Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Fusion transaction may be affected by our minimal revenues, the losses that we incur and our stockholders equity.

We entered the marketing of funeral funding products through our merger in March 2002 with National Preplanning and American DataSource. We were previously engaged in non-digital photographic development.

National Preplanning


National Preplanning is our marketing arm and primary face to the end consumer. Through this business unit, we cultivate corporations, unions, affinity groups and their employees and members as clients for our final expense and pre-need insurance products, which we sell as agent on behalf on isurance companies.. In addition, National Preplanning has entered into third party sales and marketing agreements with larger employee benefit and insurance firms that will become distribution channels for our products. The firms range from insurance agencies to enrollment firms (firms which enroll individuals in various insurance programs) which market and sell a variety of insurance and benefit products to the same corporate, union and association clients that we seek to sell our product to. National Preplanning provides these marketing channels with marketing materials and private labels our web based enrollment site in their name as they introduce our products to these clients in conjunction with the existing products which they already sell to them.


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

Item 2. Description of Property.


Our executive offices are located at 990 Stewart Avenue - Suite 60A, Garden City, New York 11530. These offices, which comprise a total of 700 square feet, are rented under a lease terminating in December 2005. The lease for these premises provides for a base rental expense of $2,400, subject to annual escalation provisions.


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


ADS leases offices located at 13111 Norwest Freeway - Suite 100, Houston, Texas 77040. These offices contain approximately 3,000 square feet and are leased from an unaffiliated third party for a monthly base rental of approximately $3,000. The lease is a month to month lease.


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


Although we have entered into a marketing agreement with Hilb, Rogal and Hobbs of Southern California, Parker Benefits and Motivano to market final expense and prearrangement policies on behalf of major insurance carriers to their clients and their employees, these firms have not been successful in marketing our products. . This may be as a result of them giving their own products a priority since they receive a higher commission structure. As a result, we may be required to market directly to potential clients in addition to seeking to acquire other agencies that market other products to its clients base which we then can add our products to their product lineup. Our ability to accomplish this will be directly related to our ability to raise capital through Fusion Capital, discussed below under the heading "Fusion Capital Transaction," and/or other sources of capital in addition to using said potential capital to pay off our debt obligations.

Our ability to raise capital may be affected by several factors including but not limited to our default under a $ 50,000 10% Convertible Promissory Note and a lack of liquidity of our common stock. The Fusion Capital transaction documents provide limitations on the percentage of stock Fusion will hold at particular times and in no event may Fusion hold greater than 9.9% of the outstqanding common stock of the Company. Consequently, if Fusion cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Fusion Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Fusion transaction may be affected by our minimal revenues, the losses that we incur and our stockholders equity.


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


As a result of the minimal revenues currently being achieved by the Company, we are actively looking to expand our services and offerings through acquisitions. We will seek to finance these acquisitions through the sale of our equity. Although we are not currently involved in any acquisitions, we have entered into an equity line, as discussed below, with Fusion Capital, the proceeds of which will be used towards these potential acquisitions. If and when an acquisition appears probable, we will revise our disclosure to reflect the terms of the acquisition agreement and the potential ramifications. We will seek to raise additional equity and debt to accomplish these potential acquisitions. We have been exploring a variety of potential acquisitions in the insurance, employee benefit and mortgage fields. Although we have not entered into any purchase agreements, we are hopeful that we will be able to enter into and consummate a transaction in the near future.

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

Fusion Capital Transaction


On November 24, 2004, we entered into a common stock purchase agreement with Fusion Capital to obtain up to $6.0 million in equity financing from Fusion Capital. Under the agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued Walker Financial common stock over a period of time up to twenty-four months commencing after the date a registration statement with respect to the shares to be sold to Fusion Capital is declared effective. We intend to file that registration statement as soon as possible. We have the right to control the timing and the amount of stock sold, if any, to Fusion Capital. Pursuant to this agreement, we agreed to initially issue to Fusion Capital 794,702 commitment shares and 60,000 signing fee shares of our common stock (which shares have been issued). We will pay no cash commitment fee to Fusion Capital to obtain this agreed funding. Funding of the initial $6.0 million would occur over a period of time commencing upon fulfillment of certain conditions. Upon completion of this funding, at our sole discretion, we have the right to enter into a new agreement with Fusion Capital covering the sale of up to an additional $6.0 million of common stock. We anticipate that we will be able to draw the $1 million required to continue our operations for the next twelve months. However, there can be no assurance that we will be able to issue any shares under the agreement with Fusion Capital, especially if we are unable to have a registration statement be declared effective., Our ability to control the timing and the amount of stock sold may be affected by limitations on the percentage of stock Fusion will hold at particular times. The Fusion Transaction documents state that in no event may Fusion hold greater than 9.9% of the outstqanding common stock of the Company. Consequently, if Fusion cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Fusion Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Fusion transaction may be affected by our minimal revenues, the losses that we incur, our stockholders equity. and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so.


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


We intend any acquisitions to be accomplished through issuances of stock, debt and cash, or a combination of such forms of consideration. Such potential acquisitions will have to be structured to take into account the limitations relating to the amount and timing of the capital to be derived from Fusion in addition to our needs to take care of our working capital deficit and long term liabilities, if any. Such structuring may take the form of increased payouts, earnouts as well as future issuances of common stock subject to certain conditionsAccordingly, any future merger or acquisition may have a dilutive effect on our stockholders as of the time of such mergers and acquisitions. Additionally, our ability to accomplish any future acquisitions may depend on our cash position, our ability to raise capital outside of the fusion transaction, the stock price of our common stock, and our ability to service any debt we may incur.


We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business in the death care services industry.


There also can be no assurance that we will be successful in consummating any of our plans, including planned acquisitions, curing defaults under exiting debt obligations and securing the $1 million in working capital required to continue our operations for the next twelve months from Fusion or anyone for that matter.. To the extent that we are unsuccessful in our plans to increase our cash position, by raising additional capital from Fusion Capital or from other sources, we may find it necessary to further curtail some of our operations and possible future acquisitions. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern.


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

                                                     Amount and Nature of          Percentage of
Name and Address of Stockholder                      Beneficial Ownership       Outstanding Shares
-------------------------------                      --------------------       ------------------
Mitchell S. Segal (1)                                   1,839,670                      13.7
David L. Cohen (2)                                      1,263,841 (3)                   9.4
Peter Walker (4)                                        1,109,390 (5)                   8.3
Fusion Capital Fund II, LLC (6)                           854,702                       6.4
James N. Lucas, Jr. (7)                                   689,940 (8)                   5.2
James N. Lucas, Sr. (9)                                   459,960                       3.4

All of our executive officers and directors
     as a group (three persons)                         3,409,020 (9)                  25.5

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


(6) The address for Fusion Capital Fund II, LLC is 222 Merchandise Mart Plaza - Suite 9-112, Chicago, Illinois 60654. ) Steven Martin and Joshua Scheinfeld retain voting and investment control over the shares held by Fusion Capital Fund.


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

Item 12. Certain Relationships and Related Transactions.


In July 2004, Mitchell S. Segal, our president, chief executive and financial officer and a stockholder, advanced the Company $50,000.00. In December 2004, this officer and stockholder advanced to us an additional $12,500.00. These advances are non-interest bearing and have no definitive repayment terms. As of March 8, 2005, we repaid the officer and stockholder a total of $ 22,500.00.


Our previous executive offices were located at 370 Old Country Road - Suite 200, Garden City, New York 11530. These offices were provided rent-free pursuant to an oral arrangement with the Whitmore Group, LLC, an entity in which the principal owner is James Metzger, one of our former directors. The fair market value of the rent-free arrangement was immaterial to our financial statements.


On November 24, 2004, we entered into a common stock purchase agreement with Fusion Capital, an entity that owns in excess of 5% of our issued and outstanding Common Stock, to obtain up to $6.0 million in equity financing from Fusion Capital. Under the agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued Walker Financial common stock over a period of time up to twenty-four months commencing after the date a registration statement with respect to the shares to be sold to Fusion Capital is declared effective. We intend to file that registration statement as soon as the registration statement of which this prospectus forms a part is declared effective. We have the right to control the timing and the amount of stock sold, if any, to Fusion Capital. Pursuant to this agreement, we agreed to initially issue to Fusion Capital 794,702 commitment shares and 60,000 signing fee shares of our common stock (which shares have been issued). We will pay no cash commitment fee to Fusion Capital to obtain this agreed funding. Funding of the initial $6.0 million would occur over a period of time commencing upon fulfillment of certain conditions. Upon completion of this funding, at our sole discretion, we have the right to enter into a new agreement with Fusion Capital covering the sale of up to an additional $6.0 million of common stock.


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

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted As of December 31, 2004, the Company has not established an allowance for doubtful accounts.

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

                                                                                Years Ended December 31,
                                                                         --------------------------------------
                                                                                2004                2003
                                                                         ------------------  ------------------
Net loss as reported                                                     $      (1,924,219)  $      (1,209,460)
Add:  Stock-based employee compensation expense included in
   reported loss                                                                        --                  --
Deduct:  Total stock-based employee compensation expense
   determined under fair value-based method for all awards,
     net of related tax effect                                                          --              (8,005)
                                                                                        --                  --
                                                                         ------------------  ------------------
Pro forma (loss)                                                         $      (1,924,219)  $      (1,217,465)
                                                                         ==================  ==================
Basic and diluted net loss per share as reported                         $          (0.24)   $           (0.16)
                                                                         ==================  ==================
Basic and diluted pro forma net loss per share                           $          (0.24)   $           (0.16)
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

Note 9 - Related Party Transactions

Advances From Stockholders


As of December 31, 2004, advances totaling $62,500 were made by two individuals that are stockholders of the Company (one is also an officer). These advances are non-interest bearing and have no definitive repayment terms. As of March 8, 2005 we repaid the officer and stockholder a total of $ 22,500 of the advances.


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


         /s/ Mitchell S. Segal              President, Chief Executive Officer,
----------------------------------------    Chief Financial Officer and Director        November 23, 2005
             Mitchell S. Segal              (Principal Executive, Financial and
                                            Accounting Officer) and Director

         /s/ Peter Walker                   Director                                    November 23, 2005
----------------------------------------
             Peter Walker

                                            Chairman                                               , 2005
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