Form 10QSB/A
period 2005-03-31
WALKER FINANCIAL CORP
filed 2005-11-23
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Table of Contents

                                                                                                               Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2005..................................        3
   Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
     Ended March 31, 2005 and 2004........................................................................        4
   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
     Ended March 31, 2005 and 2004........................................................................        5
   Notes to Condensed Consolidated Financial Statements (Unaudited).......................................        6
Item 2.  Management's Discussion and Analysis or Plan of Operation........................................       15
Item 3. Controls and Procedures                                                                                  19

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                       20
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                             20
Item 3.  Defaults Upon Senior Securities                                                                         21
Item 4.  Submission of Matters to a Vote of Security Holders                                                     21
Item 5.  Other Information                                                                                       21
Item 6.  Exhibits                                                                                                21

Signatures                                                                                                       22

Exhibit Index                                                                                                    23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                  March 31,
                                                                                                     2005
                                                                                                 -----------
                                     ASSETS
Current assets -
   Cash .......................................................................................  $     5,860
   Accounts receivable ........................................................................       29,462
   Deferred financing costs, net ..............................................................       88,625
   Discontinued assets ........................................................................       22,437
   Prepaid expenses and other current assets ..................................................          307
                                                                                                 -----------
     Total current assets .....................................................................      146,691
                                                                                                 -----------
Property and equipment, net ...................................................................      232,636
Other assets ..................................................................................        9,949
                                                                                                 -----------
       Total assets ...........................................................................  $   389,276
                                                                                                 ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities -
   Accounts payable and accrued expenses ......................................................  $   268,144
   Line of credit, bank .......................................................................      134,504
   Bridge notes payable, net of debt discount of $23,750 ......................................      601,250
   Note payable ...............................................................................      105,000
   10% Senior Subordinated Secured Convertible Promissory Notes ...............................       50,000
   Due to officer-stockholder .................................................................       40,000
   Accrued interest ...........................................................................       36,788
   Discontinued liabilities ...................................................................       15,440
                                                                                                 -----------
     Total current liabilities ................................................................    1,251,126
                                                                                                 -----------
Stockholders' deficiency -
   Common stock, par value $.10 per share, 100,000,000 authorized, 13,339,102 shares issued
     and outstanding ..........................................................................    1,339,310
   Additional paid-in capital .................................................................    6,188,188
   Deferred offering costs ....................................................................     (599,321)
   Accumulated deficit ........................................................................   (7,790,027)
                                                                                                 -----------
       Total stockholders' deficiency .........................................................     (861,850)
                                                                                                 -----------
         Total liabilities and stockholders' deficiency .......................................  $   389,276
                                                                                                 ===========

            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                             -------------------------------
                                                                 2005                2004
                                                             ------------       ------------
Net revenues ..............................................  $     68,994       $     50,000
Operating expenses ........................................      (618,941)          (373,770)
                                                             ------------       ------------
   Operating loss .........................................      (549,947)          (323,770)
Debt conversion expense ...................................      (933,793)                --
Interest expense ..........................................      (193,711)           (27,004)
                                                             ------------       ------------
   Loss from continuing operations ........................    (1,677,451)          (350,774)
Loss from discontinued operations .........................            --            (55,356)
                                                             ------------       ------------
   Net loss ...............................................  $ (1,677,451)      $   (406,130)
                                                             ============       ============

Per share data - basic and diluted
   Loss from continuing operations ........................  $      (0.13)      $      (0.05)
   Loss from discontinued operations ......................            --              (0.00)
                                                             ------------       ------------
     Net loss per common share ............................  $      (0.13)             (0.05)
                                                             ============       ============

   Weighted average number of common shares outstanding ...    13,201,794          7,501,510
                                                             ============       ============

            See notes to condensed consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                   -----------------------------
                                                                                      2005               2004
                                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations ............................................   $(1,677,451)      $  (350,774)
                                                                                   -----------       -----------
Adjustments to reconcile net loss to net cash used in operating activities -
   Depreciation and amortization ...............................................        25,034            44,791
   Compensatory element of stock issuance ......................................       105,000                --
   Amortization of deferred compensation .......................................       157,500                --
   Debt conversion expense .....................................................       933,793                --
   Interest - deferred financing cost ..........................................       161,376                --
   Accretion of debt discount ..................................................        14,750                --
   Changes in operating assets and liabilities -
     Accounts receivable, net ..................................................        (8,950)           (4,692)
     Prepaid expenses and other current assets .................................         5,393             3,496
     Accounts payable and accrued expenses .....................................        38,666           (25,097)
     Accrued interest ..........................................................        35,541            25,162
                                                                                   -----------       -----------
     Total adjustments .........................................................     1,468,103            43,660
                                                                                   -----------       -----------
       Net cash used in operating activities ...................................      (209,348)         (307,114)
                                                                                   -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS:
Loss from discontinued operations ..............................................            --           (55,356)
Change in -
   Assets from discontinued operations .........................................            --            40,815
   Liabilities from discontinued operations ....................................            --             6,371
                                                                                   -----------       -----------
Net cash used in operating activities of discontinued operations ...............            --            (8,170)
                                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit, bank .........................................        (6,370)           15,029
Repayment of advances from stockholder .........................................       (10,000)               --
Proceeds from sale of bridge notes .............................................       201,000                --
Fees paid in connection with debt acquisition ..................................       (48,750)               --
Principal repayment of notes payable ...........................................            --           (10,000)
                                                                                   -----------       -----------
       Net cash provided by financing activities ...............................       135,880             5,029
                                                                                   -----------       -----------

Net decrease in cash and cash equivalents ......................................       (73,468)         (310,255)
Cash and cash equivalents - beginning ..........................................        79,328           587,626
                                                                                   -----------       -----------
Cash and cash equivalents - ending .............................................   $     5,860       $   277,371
                                                                                   ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 2,936,890 shares of common stock for the settlement of 10% Senior
   Subordinated Secured Convertible Promissory Notes and
   accrued interest ............................................................   $   980,203       $        --
                                                                                   ===========       ===========
Commitment to issue 93,750 warrants in connection with sale of
   bridge notes ................................................................   $    28,500       $        --
                                                                                   ===========       ===========
Commitment to issue 187,500 warrants in connection with sale of
   bridge notes ................................................................   $    57,600       $        --
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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2005 and for all periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended on October 21, 2005.

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

Net Loss Per Share of Common Stock

Basic net loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities of 1,820,668 and 2,247,773 at March 30, 2005 and 2004 are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive . A summary of these potentially dilutive securities are as follows:

                                                                March 31,
                                                         -----------------------
                                                            2005          2004
                                                         ---------     ---------
Options ............................................        52,170        25,000
Warrants ...........................................     1,169,906       999,904
Convertible debt ...................................       598,592     1,222,869
                                                         ---------     ---------
                                                         1,820,668     2,247,773
                                                         =========     =========

Stock Based Compensation

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

                                                                                           Three Months Ended
                                                                                          March 31,
                                                                               ------------------------------
                                                                                   2005              2004
                                                                               ------------       -----------
Net loss, as reported .......................................................  $ (1,677,451)    $    (406,130)
Add:  Stock-based employee compensation expense included in reported loss ...            --                --
Deduct:  Total stock-based employee compensation expense determined under
   fair value-based method for all awards, net of related tax effect ........            --                --
                                                                               ------------       -----------
Pro forma loss ..............................................................  $ (1,677,451)    $    (406,130)
                                                                               ============       ===========

Basic and diluted net loss per share, as reported ...........................  $      (0.13)      $     (0.05)
                                                                               ============       ===========
Basic and diluted pro forma net loss per share ..............................  $      (0.13)      $     (0.05)
                                                                               ============       ===========

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

The 10% Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes. In May and August 2004, the Company borrowed, without approval, an aggregate of $250,000. Further, in July 2004, the Company, without approval, borrowed an additional $50,000 from an officer/stockholder (see Note 7) and, in December 2004 through February 2005, sold and issued, without approval, 10% convertible promissory notes in the aggregate principal amount of $375,000 (see Note 6).

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

In November 2004, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed to purchase, subject to certain conditions, $6 million of Company common stock over a 24-month period commencing upon the effectiveness of a registration statement with respect to the resale of the Company common stock to be sold to Fusion Capital under the agreement. On January 5, 2005, the Company issued to Fusion Capital 794,702 shares of Company common stock as a commitment fee. The 794,702 shares were valued at $476,821, or $0.60 per share, and is included in deferred offering costs. The deferred offering costs charge will be amortized over a 24-month period commencing on the effectiveness of the registration of such shares under the Securities Act. As of May 19, 2005, the Company has not filed a registration statement with respect to the shares of Company common stock issuable under the Stock Purchase Agreement.

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

NOTE 9 - Consulting Agreement

In November 2004, the Company entered into a common stock purchase agreement (the "Fusion Stock Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed to purchase, subject to certain conditions, $6.0 million of Company common stock to be purchased over a 24-month period commencing on the effectiveness of the registration of such shares under the Securities Act of 1933, as amended (the "Securities Act").

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

For the three months ended March 31, 2004, the Company incurred $52,500 of amortization expense for the Fusion consulting agreement and the charge is included in the accompanying statement of operations as part of operating expense.

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

Commitments


The Company has entered into an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, the Company was obligated to pay Mr. Segal an annual base salary of $200,000 for 2002, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors. The Company is paying Mr. Segal an annual base salary of $220,000 for 2005. As of March 31, 2005, Mr. Segal is owed approximately $40,000 of unpaid salary and is included as part of accounts payable and accrued expenses on the balance sheet.


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

For all periods presented in these condensed consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At March 31, 2005, the discontinued assets and liabilities of Kelly Color are:

Assets -
     Prepaid expenses and other current assets ...................       $ 1,631
     Fixed assets ................................................        20,806
                                                                         -------
         Total assets ............................................       $22,437
                                                                         =======
Liabilities -
     Accounts payable and accrued expenses .......................       $15,440
                                                                         -------
         Total liabilities .......................................       $15,440
                                                                         =======

The results of discontinued operations for the three months ended March 31, 2005 and 2004 are:

                                                       Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                     2005              2004
                                                -------------     -------------
Revenues .....................................  $          --     $      47,267
Cost of revenues .............................             --           (80,847)
Operating expenses ...........................             --           (21,776)
                                                -------------     -------------
  Net loss ...................................  $          --     $     (55,356)
                                                =============     =============

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

o the competitive environments within the insurance, employee benefit, and mortgage industries,

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

Net cash provided by financing activities was $135,880 for the three months ended March 31, 2005, as compared with $5,030 for the three months ended March 31, 2004. This resulted from proceeds of $201,000 from a sale of convertible bridge notes, reduced by fees paid in connection with the sale of such bridge notes and a partial repayment of $10,000 owed to an officer-stockholder. As of March 31, 2005, $40,000 was owed to this officer-stockholder. Net financing used by the Kelly Color line of credit for the three months ended March 31, 2005 was $6,370 compared to net cash provided by $15,029 for the three months ended March 31, 2004.

As a result of these activities, our cash and cash equivalents decreased to $5,860 as of March 31, 2005, compared to cash and cash equivalents of $ 277,731 at March 31, 2004.


We have filed a registration statement under the Securities Act of 1933 with respect to the resale by the holders of certain of our outstanding common stock and warrants. The shares of our common stock subject to the pending registration statement include (a) 4,436,890 shares issued in settlement of 10% Notes in the principal amount of $795,000 and accrued interest totaling $185,203, (b) 1 million shares sold for cash consideration of $200,000 (c) 200,000 shares issuable upon exercise of warrants we issued in connection with a $150,000 loan made in March, 2000, at an exercise price of $0.45 per share , (d) 724,063 shares issuable upon exercise of warrants we issued to a consultants in 2003 and 2004 at an exercise price of $0.28 per share, (e) 31,463 shares issuable upon exercise of warrants we issued to a consultant in 2002, at an exercise price of $0.35 per share , and (f) 39,380 shares issuable upon exercise of warrants we assumed in connection with our acquisition of NPI in March 2002, at exercise prices ranging from $4.20 to $7.23 per share.


Upon the effectiveness of the Company's filed registration statement, the Company plans on filing another registration statement covering the Fusion Capital transaction. The Company plans on using the Fusion Capital equity line to repay outstanding indebtedness and for working capital of the Company. The Company will additionally seek to raise capital for future acquisitions. We intend to use the Fusion Capital equity line to repay outstanding indebtedness and for working capital. Under the agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued Walker Financial common stock over a period of time up to twenty-four months commencing after the date a registration statement with respect to the shares to be sold to Fusion Capital is declared effective. The Fusion Transaction documents state that in no event may Fusion hold greater than 9.9% of the outstanding common stock of the Company. Consequently, if Fusion cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Fusion Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Fusion transaction may be affected by our minimal revenues, the losses that we incur, our stockholders equity. and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so. Failure to have our current registration statement or the next registration statement to be declared effective will prevent us from drawing on the full amount of equity outlined in the agreement and at this point it is impossible to quantify how much if any capital will be available to us.

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

Effective February 10, 2005, in connection with the November 2004 and February 2005 sale and issuance of 10% convertible promissory notes in the aggregate principal amount of $375,000, we committed to issue to the purchasers of such notes a total of 93,750 warrants to purchase shares of our common stock at an exercise price of $0.71 per share. The warrants will expire on February 10, 2008. We have estimated the fair value of these warrants at $25,800 using the Black-Scholes option pricing model and has been recorded as a deferred debt discount which will accrete to interest expense over the life of the promissory notes. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of
Section 4(2) of the Securities Act.

On February 10, 2005, we committed to issuing to J.P Turner & Co. a total of 187,500 warrants to purchase shares of our common stock at an exercise price of $0.15 per share as a finder's fee in connection with the offer and sale of our 10% convertible promissory notes in the aggregate principal amount of $375,000. The warrants will expire on February 10, 2008. We have estimated the fair value of the warrants at $57,600 using the Black-Scholes option pricing model. The cost has been capitalized as deferred financing fees and will be amortized over the life of the debt, which is twelve months. We believe that the issuance of such warrants will be exempt from the registration requirements of the Securities Act pursuant to the provisions of Section ___ of the Securities Act.

Item 3.  Defaults on Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

  Exhibit
  Number      Description

   10.1 Form of 10% Convertible Senior Subordinated Promissory Notes issued in November 2004 and February 2005

   10.2 Form of warrant certificate evidencing warrants issued to purchasers of the 10% Convertible Senior Subordinated Promissory Notes issued in November 2004 and February 2005

   10.3 Warrant certificate evidencing 187,500 warrants registered in the name of J.P Turner & Co. issued in connection with the sale of the 10% Convertible Senior Subordinated Promissory Notes issued in November 2004 and February 2005

   31.1       Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell
              S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.

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

Dated: November 23, 2005               Walker Financial Corporation

                                        By: /s/ Mitchell S. Segal
                                            ------------------------------------
                                            Mitchell S. Segal, President

                          Walker Financial Corporation

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2005

                                  EXHIBIT INDEX

  Exhibit
  Number      Description

   10.1 Form of 10% Convertible Senior Subordinated Promissory Notes issued in November 2004 and February 2005

   10.2 Form of warrant certificate evidencing warrants issued to purchasers of the 10% Convertible Senior Subordinated Promissory Notes issued in November 2004 and February 2005

   10.3 Warrant certificate evidencing 187,500 warrants registered in the name of J.P Turner & Co. issued in connection with the sale of the 10% Convertible Senior Subordinated Promissory Notes issued in November 2004 and February 2005

   31.1       Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell
              S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.

   32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.