Form 10QSB/A
period 2005-06-30
WALKER FINANCIAL CORP
filed 2005-11-23
CIK 104224

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

Basis of Presentation


The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2005 and for all periods presented. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 15, 2005, as amended on October 21, 2005.


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


As discussed in Note 8 to the financial statements, Fusion Capital Fund II, LLC ("Fusion Capital"), agreement provides limitations on the percentage of stock Fusion will hold at particular times and in no event may Fusion hold greater than 9.9% of the outstanding common stock of the Company. Consequently, if Fusion cannot sell the shares of the Company due to the lack of liquidity in the common stock of the Company, the Company's ability to be able to obtain money from Fusion Capital for acquisitions or to pay down the Company's current debt may be hindered or limited. Additionally, the Company's ability to raise capital outside of the Fusion transaction may be affected by minimal revenues, the losses that we incur and stockholders deficiency. There can be no assurance that the Company will be successful in any of its plans as discussed. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


Net Loss Per Share of Common Stock

Basic net loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock Potentially dilutive securities of 2,101,918 and 2,357,925 at June 30, 2005 are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. A summary of these potentially dilutive securities are as follows: .


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
                                                   =========           =========

Stock Options and Similar Equity Instruments


At June 30, 2005, the Company had an Equity Incentive Plan. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No table has been disclosed to illustrate the effect on the net loss ans loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation since no otions were granted during the respective periods net loss and pro forma net loss are identical. The Company has granted no employee options during the three and six months ended June 30, 2005 and 2004.

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


The 10% Notes also prohibited additional borrowings by the Company, from any source, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes. In May and August 2004, the Company borrowed, without approval, an aggregate of $250,000 (See Note 6). Further, in July 2004, the Company borrowed, without approval, an additional $50,000 from an officer/stockholder (see Note 7) and, in December 2004 through February 2005, sold and issued, without approval, 10% convertible promissory notes in the aggregate principal amount of $375,000 (see
Note 6). On July 11, 2005, the Company sold and issued, without approval a 10% note for $ 100,000. (See Note 6)..

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


On January 5, 2005, the Company issued a total of 2,938,890 shares of Company common stock to the holders of 10% Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 for settlement of such 10% Notes. As a result of the debt settlement the Company wrote off $125,695 of unamortized deferred financing costs. The charge was included as an interest expense in the statement of operations for the six months ended March 31, 2005. The Company has a remaining principal balance of $50,000 due to the holders of the note, and incurred approximately $26,000 and $3,950, respectively of interest and penalty interest included in the statements of operations for the six and three months ended June 30, 2005. Upon the effectiveness of the debt settlement, the Company recorded a conversion charge of $933,793, which is the estimated fair value of the additional shares of Company common stock issued in excess of the amount of shares that were issuable at the original conversion prices for the debt.


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

Beginning June 1, 2004, the Company began repayment of this note under a repayment plan calling for payments requiring minimum monthly payments of $10,000 until the entire note is repaid in full, which was scheduled to occur on March 1, 2005. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. During the six months ended June 30, 2005, the Company did not make any payments under this note. As of June 30, 2005, the principal balance due under this note was $105,000. The principal balance and accrued interest is presented on the accompanying balance sheet as a current liability.


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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
                                   (continued)

In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000 (the "Notes") and granted 93,750 warrants to purchase common stock at an exercise price of $0.71 per share. The estimated fair value of the warrants is $25,800 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note..


In connection with the sale and issuance of the $ 375,000 notes notes due February 15, 2006 , the Company incurred fees of $48,750 and granted 187,500 warrants to the private placement agent for services provided. The estimated fair value of the warrants is $57,600 using the Black-Scholes option pricing model. The cost of $106,350 has been capitalized as deferred financing fees and will be amortized over the life of the debt. The notes are convertible into common stock of the Company at $ .71.


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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
                                   (continued)

NOTE 9 - Consulting Agreement


In October 2004, the Company entered into two separate consulting agreements with Phoenix Holdings Ltd ("Phoenix") and Vantage Group LLC ("Vantage"), pursuant to which the Company agreed to issue to the consultants an aggregate of
1.5 million shares of Company common stock in consideration for the consultants' agreements to provide specified services. The terms of these agreements are each for approximately one year. In November 31, 2004, the Company issued 500,000 and 300,000 shares of Company common stock to Pheonix and Vantage. As such, the Company recorded deferred compensation $210,000 and $126,000, respectively, which deferred compensation will be amortized over the life of the agreements. The unamortized portion of deferred compensation as of June 30, 2005 is $17,500.00.

On January 15, 2005, Company issued an additional 150,000 shares of Company's common stock to Vantage as settlement of terminating its agreement with the consultant. The shares were valued at $105,000, and the charge is included in the accompanying statement of operations as consulting fees.

For the six months ended June 30, 2005, the Company has taken a charge of incurred $105,000 for the amortization of the agreements which have been included in the statement of operations as consulting fees.

Note 10  Discontinued Operations


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


o the competitive environments within the insurance, employee benefit, mortgage services areas,


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


Critical Accounting Policies


The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance withaccounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.


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

Results of Operations


Three Months Ended June 30, 2005 compared to the same period in 2004

Net revenues for the three months ended June 30, 2005 was $ 88,099 which was generated by ADS as compared to $50,791 for the three months ended June 30, 2004, almost all of which was which was generated by ADS. The increase of $37,308 is attributable to a monthly fee increase of $14,000 commencing in April 1, 2005 for one client. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved. ADS seeks to replace revenues lost as a result of losing the business from its largest client, Service Corporation International. Although ADS has generated positive cash flows it is still incurring a net loss and seeks to increase its revenue to halt this loss.


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

Results of Operations


Six Months Ended June 30, 2005 compared to the same period on 2004


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

The Company has filed a registration statement registering the shares issued upon the debt conversion in addition to certain warrants and options previously issued by the Company. Upon its effectiveness, the Company plans on filing another registration statement covering the Fusion Capital transaction (See Note 6 to the Financial Statements). The Company plans on using the Fusion Capital equity line to repay outstanding indebtedness and for working capital of the Company. The Company will additionally seek to raise capital for future acquisitions. We intend to use the Fusion Capital equity line to repay outstanding indebtedness and for working capital. Under the agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued Walker Financial common stock over a period of time up to twenty-four months commencing after the date a registration statement with respect to the shares to be sold to Fusion Capital is declared effective. The Fusion Transaction documents state that in no event may Fusion hold greater than 9.9% of the outstanding common stock of the Company. Consequently, if Fusion cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Fusion Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Fusion transaction may be affected by our minimal revenues, the losses that we incur, our stockholders equity. and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so. Failure to have our current registration statement or the next registration statement to be declared effective will prevent us from drawing on the full amount of equity outlined in the agreement and at this point it is impossible to quantify how much if any capital will be available to us. We are currently in default with respect to approximately $ 155,000 in promissory notes.

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

NPI has only generated minimal revenues from its worksite marketing efforts and there can be no assurance that it will ever generate any substantial revenues from its worksite marketing efforts. The Company may decide to revert its National Preplanning marketing strategy to a more common approach such as print, radio and television advertising directed at individuals outside of worksite and affinity marketing


Whereas, NPI originally sought to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations the Company has changed its focus on developing NPI's existing funeral advisory and funding business and focusing on potential acquisitions in the employee benefit, insurance, mortgage and worksite marketing areas which allow for the cross selling of its products in addition to other businesses which market products and services which benefit the baby boomer and senior population segments. . Our ability to accomplish any acquisitions is dependent upon our ability to raise capital for said acquisitions. Our ability to raise capital may be affected by several factors including but not limited to our default under a $ 50,000 10% Convertible Promissory Note and a lack of liquidity of our common stock. The Fusion Capital transaction, which provides the Company with a means of potentially raising capital, may not be sufficient for the Company to accomplish these potential acquisitions. The Fusion documents provide limitations on the percentage of stock Fusion can hold at particular times and in no event may Fusion hold greater than 9.9% of the outstanding common stock of the Company. Consequently, if Fusion cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Fusion Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Fusion transaction may be affected by our minimal revenues, the losses that we incur, and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so.

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