Form 10KSB
period 2005-12-31
WALKER FINANCIAL CORP
filed 2006-03-24
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

        |X| ANNUAL REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2005

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number: 0-5418

                  Walker Financial Corporation
         (Name of small business issuer in its charter)

                Delaware                               13-2637172
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

          990 Stewart Avenue - Suite 650                  11530
              Garden City, New York                    (Zip Code)
     (Address of principal executive offices)

                    Issuer's telephone number: (516) 832-7000

       Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.10 per share

Yes |X| No |_|      Check  whether  the  issuer  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
                    has been subject to such filing requirements for the past 90 days.

|X| Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes|__| No|X|      INDICATE  BY  CHECK  MARK  WHETHER  THE  REGISTRANT  IS  A
                    SHELL  COMPANY  (  AS  DEFINED IN RULE 12B-2 OF THE EXCHANGE
                    ACT).

State issuer's net revenues for its most recent fiscal year: $ 327,657

The aggregate market value of the 10,428,200 shares of voting and non-voting common equity stock held by non-affiliates (all shareholders other than directors, executive officers and 5% or greater shareholders) of the registrant was $1,042,820, as of March 6, 2006, based on the last sale price of the registrant's common stock on such date of $ .10 per share, as reported by OTC Bulletin Board.

There were a total of 13,837,220 shares of the registrant's common stock outstanding as of March 22, 2006.

Documents Incorporated by Reference: NONE

Yes |_| No |X|      Transitional  Small  Business  Disclosure  Format  (Check
                    one):


                 WALKER FINANCIAL CORPORATTION AND SUBSIDIARIES
                         2005 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

PART I
         Item 1. Business

RISKS RELATED TO OUR BUSINESS
         Item 2. Properties
         Item 3. Legal Proceedings
         Item 4. Submission of Matters to a Vote of Security Holders

PART II
         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6.  Management's Discussion and Analysis or Plan of Operations
         Item 7.  Financial Statements
         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         Item 8A. Controls and Procedures
         Item 8B.  Other Information

PART III
         Item 9. Directors, Executive Officers, Promoters and Control Persons;Compliance With Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits
         Item 14. Principal Accountant Fees and Services
         Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

INDEX TO EXHIBITS

SIGNATURES AND POWER OF ATTORNEY

INDEX TO EXHIBITS


INTRODUCTORY  COMMENT  -  TERMINOLOGY

Throughout this Annual Report on Form 10-KSB, the terms the "we," "us," "our" and "our company" refers to Walker Financial Corporation ("Walker") and, unless the context indicates otherwise, includes, on a consolidated basis, Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI") and American DataSource, Inc. ("ADS").

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

In an effort to provide potential consumers more value upon the purchase of one of the final expense or pre-need insurance products that we sell, National Preplanning will seek to enter into arrangements with funeral homes whereby we can direct purchasers of funding products to funeral homes which will not only use the funding purchased to allow them to secure a prearranged funeral but also to offer them a discount of ten percent. To this end, National Preplanning has entered into an agreement with Stewart Enterprises, the third largest funeral home operator to accept the funding purchased against a prearrangement that they purchase from Stewart Enterprises. Consequently, National Preplanning will not sell any death care or funeral service packages directly but rather it will sell a life insurance product that is used to fund such a person that is purchased from a funeral home directly. National Preplanning will not receive any revenues from its relationship with Stewart Enterprises.

On June 1, 2004, NPI entered into a strategic pre-need sales and marketing agreement with Hilb Rogal & Hobbs Insurance Services of Northern California which will allow NPI to begin marketing funeral pre-arrangement to the employees and affiliates of businesses belonging to the California Chamber of Commerce.
The California Chamber of Commerce represents approximately 12,000 businesses having over 2.3 million employees. NPI has been told that "HRH" when defined will commence marketing NPI products in the near future. There is no minimum cash commitment relating to this agreement. This agreement calls for the marketing of the insurance products that NPI seeks to market through HRH's internet portal to service the employees of the companies that belong to the California Chamber of Commerce. It does not appear that these firms are actively marketing our products. As a result, we may be required to market directly to potential clients in addition to seeking to acquire other agencies that market other products to its clients base which we then can add our products to their product lineup.

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

American DataSource achieves revenues by generating trust administration fees on prearranged monies funded through trust. We view the administration market of these assets as a growth vehicle while simultaneously enabling us to differentiate ourselves from our competitors by offering full-service funding options. Although prearranged funerals are funded through either the purchase of a final expense or pre-need insurance policy or by placing monies in trust, National Preplanning's marketing efforts are primarily focused on the marketing and selling of insurance. American DataSource seeks to market its services directly to funeral homes and funeral home associations as opposed to direct to consumer marketing by having consumers fund their prearrangements by placing monies in trust. During 2005, approximately 94% of ADS's revenues were generated by three customers: American Funeral Plan, Carriage Services, Inc., and Texas Prepaid Funeral Fund.


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

This growth rate is, in part, due to the growing "Baby Boomer" generation, which has, and will continue to have, a tremendous effect upon the death care industry for the next 20-30 years. This generation includes 78 million Americans born between 1946 and 1965 and represents nearly 30% of the total U.S. population. (Funeral Wire, May 17, 2005)

Baby Boomers have changed the death care industry in several key ways. First, they have demanded more personalized service from funeral service providers. Second, they have pushed for the ability to pre-arrange funerals and finally, they have shown more interest in cremation. These changes have led to a significant shift in death care industry offerings.

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


COMPETITION

The death care industry is highly competitive, although we believe that there is no other company in the industry with a business model substantially identical to ours. Nevertheless, we face substantial competition in all aspects of our current business. Our competitors may be deemed to include insurance companies, captive distribution systems of insurance companies, independent insurance intermediaries and boutique broker-general agents. To a small degree, we also will compete with individual and corporate funeral homes that act as agents for insurance companies and trust administrators.

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

                                    EMPLOYEES

We currently have seven full time employees, with two in management, one in business development and sales and four in administration. Currently, there exists no organized labor agreements or union agreements between our employees and us. We believe that our relations with our employees are good.

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


RISKS  RELATING  TO  OUR  BUSINESS

o We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives. We incurred a net loss of $3,296,318 for the year ended December 31, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our net sales. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These matters raise substantial doubt about our ability to continue as a going concern.

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

o If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and if We do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution. We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $1.0 million to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.


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

o  We  Do  Not  Currently  Have  a  CFO  or a Controller Which Our Auditors Have
Recognized  to  be  a  Material  Weakness  in  Our  Internal  Controls.

o  Our  Auditors  Have  Recognized a Material Weakness in Our Internal Controls.
During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that they had identified a deficiency in our internal controls, which was designated a "material weakness" because there is inadequate structure within our accounting department. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such as stock based transactions for options, warrants and common stock. At times these transactions are recorded improperly and require additional procedures and review and audit adjustments to be made by our auditors. We believe this material weakness resulted from our continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during the fiscal years ended December 31, 2004 and 2005. Our auditors have had to continually propose adjustments to our financial statements. If we had adequate controls, we believe that our auditors would not be required to propose such adjustments. As a result, until we are able to hire a chief financial officer or controller, the deficiencies in internal controls may not be adequate enough to correct this weakness.

o Many of Our Competitors Are Larger and Have Greater Financial and Other Resources than We Do and Those Advantages Could Make it Difficult for Us to Compete with Them. The insurance industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results. Although not many of these competitors are seeking to market within the employee benefit/workplace marketplaces, our subsidiary, National Preplanning, has zero market share in the sale of pre-need funding products. If overall demand for our products does not improve, it could have a materially adverse affect on our operating results and cash flows.

o Any Decreases in Insurance Premiums and Commission Rates, Which are set by the Insurers and Outside Our Control, Could Result in Decreased Revenue for Us Because We Would Receive Lower Commissions. We are engaged in insurance agency and brokerage activities and derive revenue from commissions on the sale of insurance products to clients that are paid by the insurance underwriters from whom our clients purchase insurance. These commission rates are set by insurance underwriters and are based on the premiums that the insurance underwriters charge. Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within our control, include the capacity of insurance underwriters to place new business, underwriting and non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability of alternative insurance products to consumers. If there is a decline in the commission rate or premiums paid, our revenue will decrease, which will adversely affect our financial condition and results of operations.

o Increased Advertising or Better Marketing by Our Competitors, or Increased Services From Internet Providers, Could Cause Us to Incur Increased Costs in Order to Capture Market Share. In recent years, marketing through television, radio and print advertising, direct mailings and personal sales calls has increased with respect to the sales of pre-need funeral services. Our subsidiary, National Preplanning, currently has no market share in the sale of pre-need funding products. Extensive advertising or effective marketing by competitors would increase the difficulty in marketing our products and services and cause us to increase our own marketing costs thereby decreasing our potential revenues. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs to vary our own types or mix of products or services in response. In addition, increased use of the Internet by customers to research and/or purchase products and services in the future could cause us to lose market share to competitors offering to sell products or services over the Internet.

o Changes or Increases in, or Failure to Comply With, Regulations Applicable to the Funeral and Pre-Need Services Industries Our Business Could Increase Our Costs. The funeral and pre-need services industries are subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate pre-need sales. We are in compliance with all applicable laws, and currently do not pay any regulatory fees. If governments and agencies propose amendments or additional regulations, our costs could increase, which would have a negative effect on our financial condition.

o We May Owe Accrued Interest and Fees to Our Remaining Holder of a $50,000 Principal Amount 10% Senior Subordinated Secured Convertible Promissory Note Because We Defaulted on the Note Which Could Have an Adverse Effect on Our Liquidity and Cash Flows. We failed to register for resale the shares issuable upon conversion of the Notes by May 4, 2004. As a result of this failure, we were obligated to pay the holders of the Notes a monthly fee equal to 1.5% of the principal amount of the Notes for each month or portion that we failed to cause such registration. We did not pay the holders any monthly fee due to them. We also failed to remit the interest payment due to the holders which constituted an "Event of Default" which raised the interest rate on the Notes to 12% per annum. The Notes also prohibited additional borrowings by us without the prior approval of the placement agent or the holders of a majority of the aggregate principal amount of the Notes, which we violated. All of the holders have converted their Notes and fully exercised their rights thereunder, except for one who holds a $50,000 principal amount Note for which we are still liable. If the investor claims an Event of Default occurred we will have to make payments to him, which could negatively affect our liquidity and cash flows. However as of December 8, 2005 we have registered for resale the shares issuable to the $ 50,000 10% Senior Subordinated Secured Convertible Promissory Note holder upon his conversion of this note.

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

     o    costs  associated  with  unsuccessful  acquisitions,

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

o Our Principal Stockholders, Officers And Directors Own a Substantial Interest in Our Voting Stock And Investors May Not Have Any Voice in Our Management. Our officers and directors, in the aggregate, beneficially own approximately 24.8% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

o We have a significant amount of debt and we may incur additional debt. Our debt includes the following instruments:

-     Line  of  credit,  bank
-     Notes  payable
-     Bridge  notes  payable
-     Convertible  bridge  notes  payable
-     10%  senior  subordinated  secured  convertible  promissory  notes

This  debt  could  have  important  consequences  on  us,  including:

o requiring a substantial portion of our cash flow from operations for the payment of principal and interest on the debt,

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

In December 2005, we entered into an agreement to issue convertible debentures in the principal amount of $220,000 and warrants to purchase 423,077 shares of common stock in a financing transaction. The issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.
On February 20, 2006, we amended the agreement providing for the sale of $220,000 in principal amount of its five-year convertible debentures ("Convertible Debentures") to Dutchess Private Equities Fund, II, L.P. (the "Investor"). The Investor may now convert the Convertible Debentures into shares of the Company's Common Stock, par value $0.10 per share (the "Common Stock"), at any time at the lesser of (i) the lowest closing bid price of the Common Stock between December 12, 2005 and the date of filing of the Registration Statement, or (ii) $0.10. We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act
In addition, on February 20, 2006, we issued five year 10% Convertible Debentures in the principal amount of $221,000 and warrants to purchase 412,500 shares of common stock at $0.10 per share (the "Warrants"). The Warrants may be exercised for a period of five years at an exercise price of $0.10. We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of
Section  4(2)  of  the  Securities  Act

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


o We Have Significant Debt Due Within The Next Twelve Months And We May Not Generate Sufficient Cash From Operations Or Have The Ability To Borrow To Pay Such Debt When Due. Our ability to pay our current liabilities when they become due primarily depends on our ability to obtain cash from:

     o  cash  generated  from  operations,
     o  borrowings  and/or  capital  raising  activities,
     o the sale of real property, including building and improvements, at which Kelly Color formerly conducted its operations,
     o  possible  restructuring  of  existing  debt,  and
     o  further  cost  reductions.

We intend to utilize cash generated from operations and borrowings to meet our current obligations as they become due. We anticipate that cash from operations, along with amounts from borrowings, capital raising and refinancing of current obligations, should be sufficient to allow us to pay our current debts when they become due. However, if we do not generate significant cash flow from operations, and we are unable to borrow additional funds, raise capital and/or refinance our current debt, it is unlikely that we would be able to pay all of our current liabilities when they become due. If we do not pay all of our current obligations when they become due, the holders of the liabilities could force us into bankruptcy, which could adversely affect our company and the value of our outstanding securities.


RISKS  RELATING  TO  OUR  COMMON  STOCK

o If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market. Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under
Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. During the last twelve months we have been current in all of our periodic reporting, except for our quarterly report for the three months ended March 31, 2005. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

MAJOR  CUSTOMER

During the year ended December 31, 2005, the Company had sales to three customers totaling 93% of the Company's total sales for the 2005 fiscal year. At December 31, 2005, $24,950 of the Company's total accounts receivable, was due from two customers.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

We maintain our principal office at 990 Stewart Avenue, Suite 650, Garden City, New York 11530. Our telephone number at that office is (516) 832-7000 and our facsimile number is (516) 832-7979. We lease 2,150 square feet of office space at our principal office. The monthly rent is $4,300. The lease currently expires in December, 2008.

In addition, our wholly-owned subsidiary, American DataSource, leases offices located at 13111 Norwest Freeway - Suite 100, Houston, Texas 77040. These offices contain approximately 3,000 square feet and are leased from an unaffiliated third party for a monthly base rental of approximately $3,000. The lease currently expires in December 2008.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM  3.  LEGAL  PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

MARKET  FOR  OUR  COMMON  STOCK

Our common stock is traded in the Over-The-Counter Bulletin Board, maintained by the NASD, Inc., currently under the symbol "WLKF"We have set forth in the following table the range of the high and low bid quotations for our common stock for each of the quarters during our last two completed fiscal years, based upon data derived from quote information issued by Nasdaq.com. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                     High Bid      Low Bid
                                                     --------      -------
Fiscal Year Ended December 31, 2004
First quarter.....................................     $0.65        $0.20
Second quarter....................................      1.50         0.35
Third quarter.....................................      0.55         0.16
Fourth quarter....................................      0.76         0.16

Fiscal Year Ended December 31, 2005
First quarter.....................................     $0.72        $0.21
Second quarter....................................      0.48         0.15
Third quarter.....................................      0.48         0.22
Fourth quarter....................................      0.30         0.14

RECORD  HOLDERS

As of March 10, 2006, we had approximately 143 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer and Trust Company.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

- We issued 128,550 warrants to the holder of indebtedness of ours in the principal amount of $150,000 and repriced an additional 71,450 warrants previously issued to the holder, all in connection with the holder's agreement not to demand repayment of such indebtedness prior to November 1, 2003. These newly issued warrants and the repriced warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to March 15, 2006 at a purchase price of $0.15 per share. The issuance and repricing of these warrants was effective October 2, 2003.

- On October 2, 2003, we ratified the issuance, as of November 25, 2002, of 31,463 warrants to a consultant for services rendered. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to November 25, 2005 at a purchase price of $0.30 per share.

- We issued 400,000 warrants in connection with the retention of an investor relations consultant. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to October 1, 2008 at a purchase price of $0.28 per share. The issuance of these warrants was effective October 2, 2003.

- We issued 15,000 warrants in connection with the retention of a registered broker-dealer to act as Placement Agent for a private placement of our securities. These warrants entitle the holder to purchase one share of Common Stock per warrant at any time prior to June 13, 2008 at a purchase price of $0.28 per share. The issuance of these warrants was effective June 14, 2003.

- We issued a total of 60,000 warrants in connection with the sale of a Bridge Note. The Placement Agent received 35,000 warrants as the finder's fee in connection with the sale of the Bridge Note. Each of these warrants entitles its holder to purchase one share of Common Stock at any time prior to July 25, 2008 at a purchase price of $0.28 per share. The issuance of these warrants was effective July 26, 2003.

- On October 2, 2003, we granted, under our 2002 Equity Incentive Plan, an employee an option to purchase 25,000 shares of Common Stock at any time prior to October 2, 2008 at a purchase price of $0.30 per share.

- We sold and issued to a total of eighteen accredited investors, in a private placement completed in December 2003, 10% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $845,000. These notes were sold at their face value. Each of these 10% notes, which has a maturity date of December 5, 2006, is convertible, at the option of its holder, into our common stock at any time prior to December 4, 2005 at the conversion rate (subject to adjustment) of one share of common stock for every $0.71 of principal and accrued interest converted and at any time from December 5, 2005 through the maturity date at the conversion rate (subject to adjustment) of one share of common stock for every $1.25 of principal and accrued interest converted. Each 10% note is subject to automatic conversion, at the then applicable conversion rate, if, (a) for any twenty consecutive trading days, (i) the market price of our common stock equals or exceeds $3.00 and (ii) the trading volume for our common stock equals or exceeds 50,000 shares, and (b) the conversion shares are either (i) subject to an effective registration statement under the Securities Act of 1933 or (ii) available for resale pursuant to Rule 144 promulgated under the Securities Act.

- We issued to Strasbourger, a registered broker-dealer, a total of 264,063 warrants to purchase our common stock in connection with the sale and issuance of the 10% Notes. Strasbourger acted as placement agent for the issuance and sale of our 10% Notes in a private placement completed in December 2003. Strasbourger also received a commission of $86,500 and a non-accountable expense allowance of $18,400 as compensation for its services as the placement agent for the private placement of the 10% Notes. Each of these warrants entitles its holder to purchase one share of our common stock at a purchase price of $0.28 per share at any time on or prior to December 4, 2006.

- In May 2004, we issued, to a single individual, three-year warrants to purchase 70,000 shares of our common stock, exercisable at $0.71 per share, in connection with such individual's loan to us in the principal amount of $125,000. The exercise price was changed to $0.45 in August 2005.

- In August 2004, we issued, to a single individual, three-year warrants to purchase 105,000 shares of our common stock, exercisable at $0.45 per share, in connection with such individual's loan to us in the principal amount of $125,000.

- In September and October 2004, we sold and issued, in a transaction complying with the requirements of Regulation D, an aggregate of 1 million shares of our common stock to a total of three accredited investors at an aggregate purchase price of $200,000. We believe that the issuance of such common stock was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

- On October 5, 2004, we entered into a one-year consulting agreement with Phoenix Holdings LLC. This agreement calls for Phoenix to provide us with services in connection with developing acquisition and business opportunities within the insurance industry. Pursuant to this agreement, we issued to Phoenix 500,000 shares of our common stock and are to pay Phoenix an additional fee of $2,500 per month for the term of the agreement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act.

- On October 5, 2004, we entered into an eighteen-month consulting agreement with Vantage Group, Ltd. This agreement calls for Vantage Group to provide us with services in connection with introducing us to insurance agencies and agents willing to market and sell our products. Pursuant to this agreement, we issued to Vantage Group 450,000 shares of our common stock. The issuance of these shares was exempt from registration pursuant to
     Section  4(2)  under  the  Securities  Act.

- On November 24, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to obtain up to $6.0 million in equity financing from Fusion Capital. Under this agreement, Fusion Capital agreed to purchase up to $6.0 million of newly issued shares of our common stock over a period of up to 24 months. Pursuant to the agreement, in January 2005, we issued to Fusion Capital, as a commitment fee, 794,702 shares of our common stock. We had previously issued to Fusion Capital, in August 2004, 60,000 shares of our common stock upon signing a letter of intent in August 2004.

- On January 5, 2005, we issued a total of 2,936,890 shares of our common stock to the holders of our outstanding 10% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 in exchange for such holders waiving substantially all of their rights under their respective 10% Promissory Notes, including their right to payment of principal and interest due under their 10% Promissory Notes. The accrued interest due under such 10% notes totaled approximately $65,985. The 10% Promissory Notes were exchanged for shares of our common stock at the rates of one share for each (a) $.30 of principal so exchanged, and (b) $ .23 of accrued interest so exchanged. In connection with the issuance of these 2,936,890 shares, we agreed to (x) use our best efforts to expeditiously register for resale the shares that such holders received and (y) issue additional shares to such holders in the event that we issue shares to certain third parties for consideration less than $.30 at any time prior to December 4, 2006. We believe that the issuance of said 2,936,891 shares was exempt from the registration requirements of the Securities Act pursuant to the provisions of Sections 3(a)(9) and 4(2) of the Securities Act.

- On January 5, 2005, we issued 794,702 shares of our common stock to Fusion Capital as a commitment fee for entering into our common stock purchase agreement with Fusion Capital. We have valued these shares at $476,821, or $0.60 per share, and has been recorded as deferred compensation. The deferred charges will be amortized over the life of the agreement. We believe that the issuance of such common stock was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act. We have registered the 2,936,890 shares.

- On January 15, 2005, we issued 150,000 shares of our common stock to a consultant as a settlement in connection with the terminating of our agreement with the consultant. We have valued these shares at $105,000, or $0.70 per share. We believe that the issuance of such common stock was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

- In November and December, 2005, we sold and issued an aggregate of $375,000 of 10% Convertible Promissory Notes and three-year warrants to purchase 93,750 shares of our common stock to a total of twelve accredited investors in a transaction complying with the requirements of Regulation D. Each of these notes are due in January, 2006 and bear interest at the rate of 10% per annum, payable at maturity. The notes may be prepaid, at our sole discretion, in whole or in part, at any time upon notice to the holders of the notes. The notes are further subject to mandatory re-payment upon the occurrence of specified events and after the giving of appropriate notice to the holders. Each holder of a note has the right, exercisable in the holders' sole discretion, to convert all or any portion of the principal amount standing under the holder's note and all accrued and unpaid interest on such principal amount being converted into shares of our common stock at a conversion price of $0.71 per share. The exercise price of the warrants is $0.71 per share. We believe that the issuance of such common stock and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

- On February 10, 2005, we committed to issuing to J.P Turner & Co. a total of 187,500 warrants to purchase shares of our common stock at an exercise price of $0.15 per share as a finder's fee in connection with the offer and sale of our 10% convertible promissory notes in the aggregate principal amount of $375,000. The warrants will expire on February 10, 2008. We have estimated the fair value of the warrants at $57,600 using the Black-Scholes option pricing model. The cost has been capitalized as deferred financing fees and will be amortized over the life of the debt, which is twelve months. We believe that the issuance of such warrants will be exempt from the registration requirements of the Securities Act.

- In May 2005, we issued 294,118 shares of our common stock to an institutional investor at $0.34 per share for consideration of $100,000. We believe that the issuance of such common stock was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

- In September 20, 2005, we issued to a creditor warrants to acquire an aggregate of the 192,500 shares of the Company's common stock at $.30 per share as part of a modification agreement relating to a pre-exiting debt obligation of the Company and the issuance of additional debt instrument. The issuance of these warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

- On November 30, 2005 we entered into a consulting agreement with Terrence Byrne to provide business development services to the Company and to look for potential acquisitions for the Company to make. The agreement is for a term of nine (9) months and calls for the Company to pay the Consultant $ 340,000 which is payable in common stock of the company. The Company has issued 150,000 shares of its common stock to Consultant under this agreement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act.

- In December 2005, we issued convertible debentures in the principal amount of $220,000 and warrants to purchase 366,667 shares of common stock in a financing transaction. The issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

- On February 20, 2006, we amended the agreement providing for the sale of $220,000 in principal amount of its five-year convertible debentures ("Convertible Debentures") to Dutchess Private Equities Fund, II, L.P. (the "Investor"). The Investor may now convert the Convertible Debentures into shares of the Company's Common Stock, par value $0.10 per share (the "Common Stock"), at any time at the lesser of (i) the lowest closing bid price of the Common Stock between December 12, 2005 and the date of filing of the Registration Statement, or (ii) $0.10. We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act

- In addition, on February 20, 2006, we issued five year 10% Convertible Debentures in the principal amount of $221,000 and warrants to purchase 412,500 shares of common stock at $0.10 per share (the "Warrants"). The Warrants may be exercised for a period of five years at an exercise price of $0.10. We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. INTRODUCTORY COMMENT - TERMINOLOGY

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

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB for the year ended December 31, 2005 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

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

Although we have entered into a marketing agreement with Hilb, Rogal and Hobbs of Southern California, Parker Benefits and Motivano to market final expense and prearrangement policies on behalf of major insurance carriers to their clients and their employees, these firms have not been successful in marketing our products. This may be as a result of them giving their own products a priority since they receive a higher commission structure. As a result, we may be required to market directly to potential clients in addition to seeking to acquire other agencies that market other products to its clients base which we then can add our products to their product lineup. Our ability to accomplish this will be directly related to our ability to raise capital through Dutchess Capital, discussed below under the heading "Dutchess Capital Transaction," and/or other sources of capital in addition to using said potential capital to pay off our debt obligations.

Our ability to raise capital may be affected by several factors including but not limited to the default of our debt payable and a lack of liquidity of our common stock. The Dutchess Capital transaction documents provide limitations on the percentage of stock Dutchess will hold at particular times and in no event may Dutchess hold greater than 4.9% of the outstanding common stock of the Company. Consequently, if Dutchess cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Dutchess Capital for acquisitions or to pay down our current debt may be hindered or limited. The Dutchess Capital transaction also requires that we file a registration statement and have it declared effective by the SEC. We can give no assurance that we will achieve our plans. Additionally our ability to raise capital outside of the Dutchess transaction may be affected by our minimal revenues, the losses that we incur and our stockholders deficiency.

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

As a result of the minimal revenues currently being achieved by the Company, we are actively looking to expand our services and offerings through acquisitions. We will seek to finance these acquisitions through the sale of our equity. Although we are not currently involved in any acquisitions, we have entered into an equity line, as discussed below, with Dutchess Capital, the proceeds of which will be used towards these potential acquisitions. If and when an acquisition appears probable, we will revise our disclosure to reflect the terms of the acquisition agreement and the potential ramifications. We will seek to raise additional equity and debt to accomplish these potential acquisitions. We have been exploring a variety of potential acquisitions in the insurance, employee benefit and mortgage fields. Although we have not entered into any purchase agreements, we are hopeful that we will be able to enter into and consummate a transaction in the near future.

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in our internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of our internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be proposed by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during our fiscal years ended December 31, 2005 and 2004. We have implemented some procedures and are currently developing procedures to help minimize the risks associated with this material weakness. These procedures include using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. In addition, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties. While we don't believe that there has been a material impact on our financials in the past there are uncertainties that the material weakness may have a material impact on our financial statements in the future. These uncertainties arise from our need to raise capital and our inability to critically evaluate and record properly any equity transactions that we may enter into.

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

We account for the fair value of options and warrants for non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," which requires that compensation cost be measured after the grant date based on the value of the award and is recognized over the service period, which is generally the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We will be required to account for options and warrants for employees during the annual reporting period beginning after December 15, 2005 as a result of the FASB's issuance of SFAS No. 123R "Accounting For Stock Based Compensation."

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

OFF-BALANCE  SHEET  ARRANGEMENTS

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.


RESULTS  OF  OPERATIONS

Year  Ended  December  31,  2005

Net sales for the year ended December 31, 2005 were $327,657 all of which was generated by ADS. Net sales for the year ended December 31, 2004 were $240,808, almost all of which was generated by ADS. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved. American DataSource has slightly increased its sales since the loss of business from its largest client, Service Corporation International, which brought all of its trust assets that were administered by third parties in-house.

Operating expenses for the year ended December 31, 2005 were $ 2,270,159 as compared to operating expenses of $1,791,883 for the year ended December 31, 2004. During 2005, such costs include compensation expense of $ 673,772, professional fees of $280,062, consulting fees of $ 459,401, general and administrative expense of $ 288,489, offering costs of $476,821 and depreciation and amortization expense of $ 91,614. Of the total operating expenses for the year, $ 1,755,046 was incurred by NPI, $ 399,103 was generated by ADS, and $ 116,010 was incurred by Walker. For the year ended December 31 2004, operating expenses were $ 1,791,883, of which $ 1,173 517 was incurred by NPI, $ 141,860 was incurred by Walker and $ 548,330 was incurred by ADS.

The operating loss from continuing operations for the year ended December 31, 2005 was $ 3,296,318 of which $ 3,108,862 was incurred by NPI, $ 116,010 was incurred by Walker and $ 71,446 was incurred by ADS. The operating loss from continuing operations for the year ended December 31, 2004 was $ 1,862,224, of which $ 1,410,665 was incurred by NPI, $ 141,860 was incurred by Walker and $ 309,699 was incurred by ADS. Although NPI has yet to generate any meaningful revenues the Company continues to incur losses relating to costs of financings in addition to the costs of running a public entity.

Interest expense for the year ended December 31, 2005 was $ 399,217 as compared to interest expense for the year ended December 31, 2004 of $ 239,325. Interest expense is derived by the costs of borrowing funds the expense related to the accretion of the debt discount and the amortization of the deferred financing fees over the term of the debt.

As a result of the foregoing, we incurred a net loss of approximately $ 3,296,318 for the year ended December 31, 2005 or $0.24 per share, compared to a net loss of $ 1,924,219 for the year ended December 31, 2004 or $0.24 per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have negative working capital of $1,913,630 at December 31, 2005 compared to negative working capital of $1,858,265 at December 31, 2004. The decrease in our working capital was a result of our net loss for the year ended December 31, 2005 which has resulted in a significant reduction in our cash and cash equivalents, an increase in our accounts payable and accrued expenses and the amount of debt due in the next 12 months.

Net cash used in operating activities was approximately $642,058 for the year ended December 31, 2005 compared to net cash used in operating activities of $ 1,136,015 for the year ended December 31, 2004. The decrease is primarily a result of our increase in our accounts payable and accrued expenses as well as an increase in our interest expense and debt conversion expense related to our financing activities which are non-cash items.

There was $ 803 of net cash used in investing activities for the year ended December 31, 2005 as compared with $14,806 of net cash used in investing activities for the year ended December 31, 2004 resulting from the purchase and repair of our equipment.

Net cash provided by financing activities was $ 600,224 for the year ended December 31, 2005 resulting from proceeds from the sale of bridge notes and convertible bridge notes, proceeds from notes payable, advances from an officer stockholder and proceeds from the sale of our common stock. Net cash provided by financing activities was $ 657,315 for the year ended December 31, 2004 resulting from the proceeds from the sale of bridge notes and convertible bridge notes and proceeds from the sale of our common stock.

As a result of these activities, our cash and cash equivalents decreased to $ 36,692 as of December 31, 2005 compared to a decrease to $79,329 of cash and cash equivalents at December 31, 2004.

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

We intend to use the Dutchess equity line (described below) to repay outstanding indebtedness, for potential acquisitions and for working capital. Failure to have the registration statement registering the shares underlying the equity line in the Dutchess Transaction to be declared effective will prevent us from drawing on the full amount of equity outlined in the agreement and at this point it is impossible to quantify how much if any capital will be available to us. We are currently in default with respect to approximately $ 425,000 in promissory notes.

Our  recent  financing  activities  included  the  following  transactions:

- On March 15, 2000, the Company issued a 6% promissory note for $150,000. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. During the year ended December 31, 2005, the Company did not make any payments under this note. As of December 31, 2005, the principal balance due under this note was $105,000. The principal balance is presented on the accompanying balance sheet as a current liability.

- In December 2003, we issued 10% Senior Subordinated Secured Convertible Promissory Notes (each, a "10% Note") in the aggregate principal amount of $845,000 and due in December 2006. The 10% Notes were initially convertible into shares of the Company's common stock at conversion prices of $0.71 per share through December 5, 2005 and $1.25 thereafter. The subscription agreements for the 10% Notes required, among other matters, that we register for resale under the Securities Act the shares issuable upon conversion of the 10% Notes by May 5, 2004. We were obligated, as a result of the failure to register such conversion shares by May 5, 2004, to pay to the holders of the 10% Notes a monthly fee equal to 1.5% of the principal amount of the 10% Notes for each month, or portion thereof, that we failed to cause such registration. We failed to cause such registration by May 5, 2004 and failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares. The 10% Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. We failed to remit these interest payments. The failure to make these interest payments is an "event of Default" under the 10% Notes, although the holders of the 10% Notes did not give us notice of such event of Default. The occurrence of an event of Default would result in the interest rate on the 10% Notes to be increased to 12% per annum. We have the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of our common stock at the per diem rate of
     0.003125 shares for every $1.00 of principal, or an aggregate of 2,640.625 shares per day. The 10% Notes also prohibited us from additional borrowings, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes.

- In October 2004, we offered to the holders of the 10% Notes one share of our common stock for each $0.30 of principal evidenced by the 10% Notes and one share of our common stock for each $0.23 of accrued interest due under the 10% Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Notes. We agreed to
     (a) use our best efforts to expeditiously register for resale the shares that the holders of the 10% Notes would receive in such exchange and (b) issue additional shares to the holders in the event that we issued shares to certain third parties for consideration less than $0.30 at any time prior to December 4, 2006. On January 5, 2005, we issued a total of 2,938,036 shares of our common stock to the holders of 10% Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 for settlement of such 10% Notes. As a result of the debt settlement, we wrote off $125,695 of deferred financing costs previously amortized. The charge was included as an interest expense on the statement of operations for the nine months ended September 30, 2005. We have a remaining principal balance of $50,000 due to the holders of the note, and incurred approximately $26,000 and $3,950, respectively, of interest and penalty interest included in the statements of operations for the nine and three months ended September 30, 2005. Upon the effectiveness of the debt settlement, we recorded a conversion charge of $993,793, which is the estimated fair value of the additional shares of our common stock issued in excess of the amount of shares that were issuable at the original conversion prices for the debt. The $ 50,000 10% Senior Secured Note that is still outstanding is due January, 2006.

- In July 2002, we entered into a credit facility with a bank consisting of a $150,000 secured line of credit with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. The Line of Credit was modified in June 2005 and, as modified, requires monthly payments of $1,510 and a final payment of the outstanding balance in July 2006. There was approximately $145,000 outstanding under the Line of Credit as of December 30, 2005. The Line of Credit is collateralized by the Kelly Color property located in North Carolina.

- In May 2004, we sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due on August 22, 2004 and (b) warrants to purchase 70,000 shares of our common stock at an exercise price of $.71 per share. The fair value of these warrants is $35,000 using the Black Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of the promissory note. In August, 2004, the due date of such promissory note was extended to no later than January 2, 2005 and the exercise price of the warrants was reduced to $.45. On September 20, 2005 the Company entered into a Modification Agreement which modified certain terms of the 6% Promissory Notes outstanding. Pursuant to this Modification Agreement the maturity dates of the Promissory Notes dated May 22, 2004 and August 4, 2004 were extended to a maturity date of May 15, 2006. Additionally 175,000 warrants that were previously issued carrying an exercise price of $ .45 received a reduced exercise price of $ .30. Using the Black-Scholes option pricing model an additional charge was not required for the modification of the 175,000 previously issued warrants. The bridge notes have a stated repayment plan as follows:

-----------------------------------------------
  Maturity Date                      Payment
-----------------------------------------------
January 15, 2006                  $   30,000
February 15, 2006                     40,000
March 15, 2006                        50,000
April 15, 2006                        60,000
May 15, 2006                          70,000
                                   ------------
                                  $  250,000
                                   ============

- On September 20, 2005, the Company also granted to the note holder 17,500 warrants to purchase common stock at an exercise price of $0.30 per share as consideration for the receipt of $125,000 (bridge note dated September 20, 2005), and the extension of the due date for $250,000 of bridge notes dated May 22, 2004 and August 4, 2004. The estimated fair value of the warrants using the Black-Scholes option pricing model has nominal value.

- In August 2004, the due date of a 6% promissory note originally issued by NPI prior to March 19, 2002 was extended to the earlier of(a) the date which is 60 days following the effectiveness of a registration statement under the Securities Act registering for resale the shares of our common stock issuable upon exercise of the warrants sold and issued with the 6% promissory note or (b) January 2, 2005. The consideration tendered by us in connection with the extension of the due date of the 6% promissory note was a reduction in the exercise price of the warrants sold and issued with the 6% promissory note to $.15 per share. In January 2005, the maturity date of the 6% promissory note was extended to December 31, 2005.

- In August 2004, we sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due January 2, 2005 and (b) warrants to purchase 105,000 shares of our Company's common stock at an exercise price of $.45 per share. The fair value of the warrants is $31,250 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note. the maturity date of this note has not been further extended and, as of June 30, 2005, the principal amount due under the note remains at $125,000.

- In September and October 2004, we sold $200,000 of our common stock to accredited investors pursuant to Regulation D of the Securities Act of 1933 at a purchase price of $.20.

- On November 24, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to obtain up to $6.0 million in equity financing from Fusion Capital. As a result of the Dutchess equity line discussed below, we have no current intention to issue shares under the Fusion agreement. On December 23, 2005, we entered into an Investment Agreement with Dutchess as more fully described herein. Upon the effectiveness of the registration statement, we have the right to control the amount of stock sold, if any, subject to certain limitations, to Dutchess. However, our ability to control the timing and amount of stock sold may be affected by limitations on the percentage of stock Dutchess will hold at particular times. Consequently, if Dutchess cannot sell our shares due to a lack of liquidity in our common stock, our ability to be able to obtain money from Dutchess Capital for acquisitions or to pay down our current debt may be hindered or limited.

- In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000 (the "Notes") and granted 93,750 warrants to purchase common stock at an exercise price of $0.71 per share. The convertible promissory notes mature in February of 2006 due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. The Company expects to retire this amount when it has access to the Dutchess Capital equity line described herein.

- On July 11, 2005, the Company sold and issued a note payable in the aggregate principal amount of $100,000. The maturity date of the note was November 30, 2005 and has a stated interest rate of 10% per annum. As of March 15, 2006, the Company has repaid $ 48,000 of principal and related interest and expects to pay off the remaining principal and interest when it has access to capital from the Dutchess equity line described herein.

- During the year ended December 31, 2005, certain officers and stockholders advanced the Company $98,221 for working capital purposes. The advances are non-interest bearing and have no definitive repayment terms. During the year ended December 31, 2005, the Company repaid $27,000 of the advances. As of December 31, 2005, the total amount due to the officers-stockholders was $128,371.

We expect to spend approximately $1,000,000 over the next twelve months to fund and expand our business. Approximately $50,000 will be spent by NPI for marketing and technology to assist in the distribution and marketing of its products. ADS will spend approximately $50,000 to upgrade its technology.

During the ordinary course of business, we normally do not rely on loans and advances from insiders. We do, however, rely on other fund raising activities to support our operations and acquisition strategy. We intend to utilize proceeds of the Dutchess equity financing to support our operations. We can give no assurance that we will ever be able to utilize our investment agreement with Dutchess and utilize the proceeds to support our operations and fund the execution of our business plan.

CONVERTIBLE  DEBENTURE

On December 23, 2005, we entered into an agreement providing for the sale of $220,000 in principal amount of five-year convertible debentures to Dutchess Private Equities Fund, II, L.P. The convertible debentures bear interest at 12% per annum. The first $95,000 (less expenses) was funded immediately with an additional $125,000 to be funded immediately upon filing of the registration statement of which this prospectus forms a part. Dutchess may convert the convertible debentures into shares of our common stock any time at a fixed conversion price of $0.13. Our obligation to repay the amounts outstanding under the convertible debentures is secured by substantially all of our assets.

In connection with the convertible debentures, we also granted to Dutchess warrants to purchase 423,077 shares of common stock at $0.13 per share. The warrants may be exercised for a period of five years and the exercise price is subject to standard adjustment upon the occurrence of certain events, including, without limitation, upon our consolidation, merger or sale of all of substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to our common stock.

On February 20, 2006, Walker Financial Corporation (the "Company") amended the agreement providing for the sale of $220,000 in principal amount of its five-year convertible debentures ("Convertible Debentures") to Dutchess Private Equities Fund, II, L.P. (the "Investor"). The Investor may now convert the Convertible Debentures into shares of the Company's Common Stock, par value $0.10 per share (the "Common Stock"), at any time at the lesser of (i) the lowest closing bid price of the Common Stock between December 12, 2005 and the date of filing of the Registration Statement, or (ii) $0.10. Additionally, the amendment removes the ability of the Investor to switch the conversion price of the Debenture from a fixed price to one that is based on the market price of the Company's stock in the event of default and removes the Investors right to use proceeds from the Investment Agreement to redeem the Convertible Debenture.

In addition, the Company entered into an agreement providing for the sale of $221,000 in principal amount of its five-year convertible debentures ("Convertible Debentures") to Dutchess Private Equities Fund, II, L.P. (the "Investor"). The Convertible Debentures bear interest at 10% per annum The Investor may convert the Convertible Debentures into shares of the Company's Common Stock, par value $0.10 per share (the "Common Stock"), at any time at the lesser of (i) the lowest closing bid price of the Common Stock between February 20, 2006 and the date of filing of a Registration Statement covering the resale of the shares underlying this Convertible Debenture, or (ii) $0.10

The Company's obligation to repay the amounts outstanding under the Convertible Debentures is secured by substantially all of the Company's assets and common stock owned by the President of the Company.

In connection with the Convertible Debentures, the Company also granted to the Investor warrants to purchase 412,500 shares of common stock at $0.10 per share (the "Warrants"). The Warrants may be exercised for a period of five years and the exercise price is subject to standard adjustment upon the occurrence of certain events, including, without limitation, upon our consolidation, merger or sale of all of substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to the Common Stock.

INVESTMENT  AGREEMENT

Also on February 20, 2006, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund, L.P. ("Dutchess") providing for the sale and issuance to Dutchess from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the Registration Statement is declared effective. The amendment removes Dutchess's obligation under the Investment Agreement to take the shares under the Agreement on the condition that the shares be free trading under the "Cover" provisions of the Investment Agreement.

The Company is obligated to file a registration statement with 10 days after filing the Company's annual report for the year ended December 31, 2005, but in no event later than March 31, 2006 ( the "Filing Date") for the registration of the shares of Common Stock issuable upon conversion of the Convertible
Debentures, exercise of the Warrants and upon a sale under the Investment Agreement (the "Registration Statement"). The Company is further obligated to use its best efforts to cause the SEC to declare the Registration Statement effective within 90 days after the filing date of the Registration Statement. If the Company does not file the Registration Statement with the SEC by the Filing Date, it is obligated to pay liquidated damages to the Investor in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every month which such registration statement has not been filed. In addition, if the Registration Statement is not filed by the filing date, the conversion price of the Convertible Debenture will decrease by 10% of and continue to decrease by 10% for each 21 day calendar period the registration statement goes without filing. If the Registration Statement is not declared effective within 90 days of the filing date, we are obligated to pay liquidated damages to the Investor in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every 30 days which such Registration Statement has not been declared effective by the SEC.

All securities were issued in reliance upon an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction not involving a public offering. In addition, the investors are accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

There can be no assurance that our plans to obtain additional financing to fund operations will be successful or that the successful implementation of the business plan and the execution of the investment agreement with Dutchess will become effective and will actually improve our operating results. If these financing programs are not successful in raising the capital we require to execute our development plans, it may be necessary to curtail, or cease entirely our plan operations.

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

Our subsidiary, National Preplanning has entered into various third party marketing agreements which allow it to market the above mentioned funding products to employees in the workplace, individuals belonging to unions and to individuals belonging to various associations. These marketing agreements with larger and more established insurance agencies which sell a variety of other insurance products (i.e. health insurance. group life insurance, long term care insurance, etc) to their clients allow National Preplanning to market its products to their clients in return for the sharing of commissions upon the sale of these products. These agreements additionally allow National Preplanning to keep its sales costs low until we start to generate more substantial revenues.

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

NPI is the subsidiary from which we plan on achieving much of our growth. NPI has entered into various strategic relationships and selling agreements which will allow it to market its products to a number of individuals. Although NPI's agreements allow it to market its products to over 3 million individuals, the timing of when the marketing occurs, the amount of marketing that occurs and the communication that is delivered to these potential clients are all subject to the decisions and control of both our strategic partners and the ultimate client groups. As a result, NPI's has yet to generate minimal revenues from its worksite marketing strategy and has only generated minimal revenue selling pre-need policies out of funeral homes located in New Jersey, which it has ceased.

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

NPI has only generated minimal revenues from its worksite marketing efforts and there can be no assurance that it will ever generate any substantial revenues from its worksite marketing efforts. The Company may decide to revert its National Preplanning marketing strategy to a more common approach such as print, radio and television advertising directed at individuals outside of worksite and affinity marketing

Whereas, NPI originally sought to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations the Company has changed its focus on developing NPI's existing funeral advisory and funding business and focusing on potential acquisitions in the employee benefit, insurance, mortgage and worksite marketing areas which allow for the cross selling of its products in addition to other businesses which market products and services which benefit the baby boomer and senior population segments. Our ability to accomplish any acquisitions is dependent upon our ability to raise capital for said acquisitionsOur ability to raise capital may be affected by several factors including but not limited to our default under outstanding notes and a lack of liquidity of our common stock. The Dutchess Capital transaction, which provides the Company with a means of potentially raising capital, may not be sufficient for the Company to accomplish these potential acquisitions. The Dutchess documents provide limitations on the percentage of stock Dutchess can hold at particular times and in no event may Dutchess hold greater than 4.99% of the outstanding common stock of the Company. Consequently, if Dutchess cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Dutchess Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Dutchess transaction may be affected by our minimal revenues, the losses that we incur, and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so.

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

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business outside of the death care services industry.

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

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be proposed by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of certain employees during our fiscal years ended December 31, 2005 and 2004. We believe that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. Additionally, we expect to hire a chief financial officer with public company experience and relieve our chief executive officer of his current chief financial officer duties.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS  AND  EXECUTIVE  OFFICERS

Set forth below is a brief description of the background of each of our directors and executive officers, based on information provided to us by them.

Name                   Age     Principal Positions and Offices with Our Company
----                   ---     ------------------------------------------------
James N. Lucas, Sr.    58      Chairman of the Board of Directors

Mitchell S. Segal      46      President, Chief Executive Officer and Chief
                               Financial Officer and Director and President of
                               National Preplanning, Inc., our wholly-owned
                               Subsidiary

Peter Walker           59      Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.
Currently, our insider Directors are not compensated for their services. Non-employee directors are entitled to receive automatic grants of options to purchase 7,150 shares of our common stock upon first becoming a director of our company and annually thereafter. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

JAMES N. LUCAS, SR. James N. Lucas, Sr., became our chairman of the board upon completion, and pursuant to the terms, of our acquisition of American DataSource, Inc. in March 2002. Mr. Lucas served as the president of American DataSource from 1999 until January 2004. Mr. Lucas currently is President and Chief Executive Officer of Professional Association Consultants, a third-party marketer operating in the death care industry. From 1990 to 1995, Mr. Lucas served as President and owner of International Funeral Associates, Inc. Mr. Lucas had previously served as President (1990), Executive Vice-President (1988-1989), Vice-President of Sales and Membership (1986-1987) of International Funeral Associates. Mr. Lucas sold International Funeral Associates to a major public insurer in 1995. From 1988 to 1990, Mr. Lucas also served as a Vice-President of Service Corporation International, one of the world's largest funeral home operators. From 1968 to 1986, he was the owner and operator of Lucas Funeral Homes, which consisted of four wholly owned funeral homes and three partially owned funeral homes in Tarrant County, Texas. Lucas Funeral Homes was sold to Service Corporation International in 1986. Mr. Lucas received his Bachelor Degree in Business Administration and a license from the Dallas Institute of Mortuary Services in 1968.

MITCHELL S. SEGAL. Mitchell S. Segal became our president and chief executive officer and a member of our board of directors upon completion, and pursuant to the terms, of our acquisition of National Preplanning Inc. in March 2002. Mr. Segal has served as the president of National Preplanning since its inception in 1999. He has spoken at several national conferences on issues relating to the death care industry. Mr. Segal received a B.A. degree from Boston University in 1981 and a J.D. degree from Hofstra Law School in 1984. He was employed by the accounting firm Arthur Andersen in its tax department from 1984 to 1986. Mr. Segal served as an assistant vice president in the direct investment division of NYLIFE Securities, a subsidiary of New York Life Insurance, from 1986 to 1987. Thereafter, Mr. Segal was a vice president in the realty investment group of Shearson Lehman Brothers from 1987 to 1990. From 1990 to 1998, Mr. Segal was in private practice.

PETER WALKER. Peter Walker served as our president and chief executive officer (from 1984) and chairman of the board (from 1987) of our company until March 2002 when he resigned all of such positions upon completion, and pursuant to the terms, of our acquisition of American DataSource and National Preplanning Inc. in March 2002. Despite such resignations, Mr. Walker continues to serve as a director of our company which he has been since March 2002. Between 2002 and February 2004, Mr. Walker served as president of Kelly Color Laboratories, Inc., our wholly-owned subsidiary. From 1977 to 1984, Mr. Walker was executive vice-president, secretary and a director of our company.

BOARD  COMMITTEES

AUDIT  COMMITTEE
We do not have an Audit Committee. Our board of directors performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

COMPENSATION  COMMITTEE
We do not have a Compensation Committee. Our board of directors perform some of the same functions of a Compensation Committee, including setting executive officer compensation.

NOMINATING  COMMITTEE
We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

ADVISORY  BOARD
On December 8, 2004, we established an Advisory Board that will be composed of distinguished professionals from the insurance, employee benefit and investment banking communities. The Advisory Board will serve as a resource to our executive team and will provide input relating to strategic direction, the development of key strategic relationships and the company's future growth plans. On December 14, 2005, Mr. Jack Kwicien became the first member of our Advisory Board. Mr. Kwicien has over 30 years of executive management and entrepreneurial experience in the insurance and work-site marketing arenas. Mr. Kwicien is currently the managing partner of Daymark Capital Advisors, a consulting and investment banking firm with expertise in benefits administration, human resource services and work-site marketing of property and casualty insurance, health insurance and financial services products in the U.S. Mr. Kwicien is the founder of Rewards Plus, a national employee benefits company that leverages internet technology and work-site marketing strategies to deliver core and voluntary benefits to employers and employees. We will grant Mr. Kwicien a three-year option to purchase 6,000 shares of our common stock upon his joining our Advisory Board, which shares become exercisable ratably over the first twelve months following grant. Mr. Kwicien is to receive an additional three-year option to purchase 1,000 shares of our common stock for each Advisory Board meeting attended. The shares underlying these options will become exercisable six months from their respective grants. All of the options granted or to be granted to Mr. Kwicien have or will have an exercise price equal to the closing price of our common stock on the effective date of grant. There is no minimum cash commitment relating to this agreement.

On January 13, 2005, Jim Quimet joined our Advisory Board. Mr. Quimet has approximately 30 years of experience in the insurance industry of which 20 years has been devoted to work-site marketing. Mr. Ouimet is Chairman and CEO of the James Group, LLC, an insurance sales and marketing consulting organization he founded in 1995. Mr. Ouimet is part owner and a director of the National Association of Professional Enrollment Specialists (a/k/a The Benefit Marketing Association), an insurance industry work-site marketing focused association. In 2000, he was inducted into the International Work-site Marketing Hall of Fame. We will grant Mr. Quimet a three-year option to purchase 6,000 shares of our common stock upon his joining our Advisory Board, which shares become exercisable ratably over the first twelve months following grant. Mr. Quimet is to receive an additional three-year option to purchase 1,000 shares of our common stock for each Advisory Board meeting attended. The shares underlying these options will become exercisable six months from their respective grants. All of the options granted or to be granted to Mr. Quimet have or will have an exercise price equal to the closing price of our common stock on the effective date of grant. There is no minimum cash commitment relating to this agreement. As of December 31, 2005, We have not had any Advisory Board meetings nor have we granted any options to the above individuals.

THE  ADVISORY  BOARD  IS  NOT  PART  OF  OUR  BOARD  OF  DIRECTORS.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2005 fiscal year.

CODE  OF  ETHICS

Our board of directors has established a code of ethics that applies to our principal executive, financial and accounting officer(s). A copy of our code of ethics has been made Exhibit 14 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2003, filed with the SEC on April 14, 2004.

ITEM  10.  EXECUTIVE  COMPENSATION.

SUMMARY  OF  COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during our 2005, 2004 and 2003 fiscal years by those persons who served as chief executive officer during our 2005 fiscal year and any executive officer at December 31, 2005 who received compensation in excess of $100,000 during such years.

                           SUMMARY COMPENSATION TABLE
                                                                 Annual Compensation
                                                   Fiscal     ------------------------         All Other
Name and Principal Positions                        Year         Salary        Bonus       Compensation (1)
----------------------------                     ---------    -----------   ----------   --------------------
Mitchell S. Segal                                   2005      $   230,000   $        0       $         0
   President, Chief Executive Officer and           2004      $   220,000   $        0       $         0
   Chief Financial Officer (2)                      2003      $   210,000   $        0       $         0

Peter Walker
   President of Kelly Color subsidiary (3)(4)       2005      $   100,000   $        0       $         0
                                                    2004      $   100,000   $        0       $         0
                                                    2003      $   100,000   $        0       $         0

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

(3) Mr. Walker resigned as our president and chief executive officer in connection with our acquisitions of ADS and NPI in March 2001.
(4) Mr. Walker no longer serves as president of Kelly Color Laboratories, Inc., our former wholly-owned subsidiary, pursuant to the Company discontinuing the operations of Kelly Color Laboratories in February 2004.



Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None.

In addition, none of such named executive officers held options to purchase shares of our common stock at the end of our 2005 fiscal year.

In September 2002, our stockholders approved our 2002 Equity Incentive Plan. Our executive officers are eligible to receive awards under this plan.

EMPLOYMENT  AGREEMENTS

EMPLOYMENT  AGREEMENT  WITH  MITCHELL  S.  SEGAL

We had entered into an employment agreement with Mitchell Segal to serve as our president and chief executive officer through December 31, 2005. Under Mr. Segal's employment agreement, we paid Mr. Segal an annual base salary of $230,000 for 2005, plus annual bonuses equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of our net income, provided our net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with us is terminated by us except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by our board of directors.

Mr.  Segal's  employment  agreement  provides  for  him  to  be paid his salary:

o  for  a  six-month  period  following his termination due to a disability; and

o for the entire remaining employment term in the event his termination is otherwise than for cause or disability.

It is the intention of the Company to enter into a similar employment agreement with Mr. Segal within the next month.

EMPLOYMENT  AGREEMENT  WITH  PETER  WALKER

We have an employment agreement with Peter Walker through March 18, 2012. Under Mr. Walker's employment agreement, we will pay Mr. Walker an annual base salary of $100,000, plus a monthly non-accountable expense allowance of $1,000. Mr. Walker's employment agreement does not require Mr. Walker to devote a minimum number of hours to the business. Mr. Walker's employment agreement does require us to use our best efforts to cause Mr. Walker to be nominated for election to our board of directors during the term of Mr. Walker's employment agreement.

Mr.  Walker's  employment  agreement  provides  for  him  to be paid his salary:

o    for  a  two year period following his termination due to a disability;
     and

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

The  following  table  sets  forth  information  with  respect to the beneficial ownership  of  shares  of  our  common  stock  as  of  January  6,  2006  by:

o each person who is known by us to beneficially own 5% or more of our common stock;

o  each  of  our  officers  and  directors;  and

o  all  of  our  officers  and  directors  as  a  group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 6, 2006, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

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

Except  as  otherwise  indicated  in  the  notes  to  the  following  table,

o we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

o the address for each beneficial owner listed in the table, except where otherwise noted, is c/o Walker Financial Corporation, 990 Stewart Avenue - Suite 650, Garden City, New York 11530.

o    Based upon 13,837,220 shares issued and outstanding on March 15, 2006.


                                                      Amount and Nature of       Percentage of
Name and Address of Stockholder                       Beneficial Ownership    Outstanding Shares
-------------------------------------------------    ---------------------    ------------------
Mitchell S. Segal (1)                                      1,839,670                  13.30%
James M. Lucas, Sr. (9)                                      459,960                   3.32%
Peter Walker (4)                                           1,052,390 (5)               7.61%
James M. Lucas, Jr. (7)                                      689,940                   4.99%
Fusion Capital Fund II, LLC (6)                              854,702 (4)               6.18%
David L. Cohen (2)                                         1,263,841 (3)               8.94%

All Officers and Directors as a group (3) persons          3,409,020                  24.64%


(1)  Mr.  Segal  became  a  director, president and chief executive officer of our company upon completion of our acquisition  of  National Preplanning, Inc. in March 2002. Mr. Segal remains the president of our NPI subsidiary.

(2)  The  address  for  Dr.  Cohen  is  1800  Rockaway  Avenue,  Hewlett,  New  York  11557.

(3)  Includes  (a)  1,238,841  shares  of common stock and (b) 25,000 shares of our common  stock  issuable  upon exercise  of  options  currently  exercisable.

(4)  Mr.  Walker is a director of our company which he has been since March 2002. Between 2002 and February 2004,
Mr.  Walker  served  as  president  of  Kelly  Color  Laboratories,  Inc.,  our  wholly-owned  subsidiary.

(5)  Includes  (a) 558,620 shares of our common stock held by The Robert Walker Life Insurance Trust in which Mr.
Walker  serves as trustee and in which Mr. Walker is the beneficiary of 450,000 shares owned by this trust and is the  brother  of  the  beneficiary  of the remaining shares owned by this trust, and (b) 165,000 held by a second trust  for  which Mr. Walker is the sole beneficiary. Mr. Walker disclaims any beneficial ownership to the shares owned  by  The  Robert Walker Life Insurance Trust, other than the 450,000 shares for which he is the beneficiary under  this  trust.

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

During the year ended December 31, 2005, certain officers and stockholders advanced the Company $98,221 for working capital purposes. The advances are non-interest bearing and have no definitive repayment terms. During the year ended December 31, 2005, the Company repaid $27,000 of the advances. As of December 31, 2005, the total amount due to the officers-stockholders was $128,371.

As of December 31, 2005, the Company was in arrears in payment of Mr. Segal's salary in the amount of $109,000 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses.

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

10.10 Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation.

10.11 Consulting Services Agreement, effective April 10, 2002 (sic), between Walker International Industries Inc. (sic) and Shannon Harrison.

10.12 Promissory Note, dated May 22, 2004, of Walker Financial Corporation in the principal amount of $125,000 and payable to Cindy Dolgin.

10.13 Warrant Certificate, dated May 22, 2004, registered in the name of Cindy Dolgin.

10.14 Common Stock Purchase Agreement, dated November 24, 2004, between Fusion Capital Fund II, LLC and Walker Financial Corporation.

10.15 Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation.

10.16 Investment Banking Consulting Agreement, dated as of October 5, 2004, between The Vantage Group, Ltd. and Walker Financial Corporation.

10.17 Purchase Agreement, dated April 7, 2005, among Walker Financial Corporation, Disability Access Consultants, Inc. and Barbara Thorpe.

10.18 Promissory Note, dated August 5, 2004, of Walker Financial Corporation in the principal amount of $300,000 and payable to Cindy Dolgin.

10.19 Amended Debenture Agreement dated as of February 20, 2006 amending the Debenture Agreement dated December 23, 2005 by and between the Company and the Investor. [Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: February 20,
         2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.20 Debenture Agreement dated as of February 20, 2006 by and between the Company and the Investor. [Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.21 Warrant Agreement dated as of February 20, 2006 by and between the Company and the Investor. [Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.22 Investment Agreement dated as of February 20, 2006 by and between the Company and the Investor. [Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.23 Registration Rights Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to Exhibit
         10.5  to  the  registrant's Current Report on Form 8-K (Date of Report:
         February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.24 Debenture Registration Rights Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to
         Exhibit  10.6  to  the registrant's Current Report on Form 8-K (Date of
         Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]

10.25 Security Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K (Date of Report: February 20,
         2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.26 Subscription Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K (Date of Report: (Date of
         Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.27 Placement Agent Agreement dated as of February 20, 2006 by and between the Company and US Euro Securities, Inc. [Incorporated by reference to
         Exhibit  10.9  to  the registrant's Current Report on Form 8-K (Date of
         Report: February 20, 2006, filed with the Securities and Exchange Commission on February 24, 2005.]

23.1     Consent of Marcum & Kliegman, L.L.P.

31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.

32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.

Set forth below is a list of the Current Reports on Form 8-K we filed during the fourth quarter of our 2005 fiscal year.

Date of Report             Date of Filing            Form 8-K Items Reported
--------------             --------------            -----------------------
December 23, 2005          December 30, 2005         Items 1.01, 2.03, 3.02,
                                                     and 9.01

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

  The following table sets forth the fees billed by our independent accountants



Category                                        2005                2004
--------                                   ---------------    ----------------
Audit fees (1)                               $    65,000       $    60,500
Audit-related fees (2)                                 0                 0
Tax fees (3)                                      12,500            10,000
All other fees (4)                                50,000                 0

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

(4) Consists of professional services rendered related to Form SB-2 Registration Statements filed by the Company.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The  Board  of  Directors  and  Stockholders  of
Walker  Financial  Corporation

We have audited the accompanying consolidated balance sheet of Walker Financial Corporation (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses since inception and has a working capital deficiency as of December 31, 2005. These conditions raise substantial doubt about its ability to continue as going concern. Management's plans regarding those matters also are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Marcum  &  Kliegman  LLP

New  York,  New  York
March  17,  2006

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

                                     ASSETS
                                     ------
Current assets -
  Cash                                                              $    36,692
  Accounts receivable                                                    27,032
  Prepaid expenses and other current assets                               1,499
                                                                    -----------
   Total current assets                                                  65,223
                                                                    -----------
Deferred financing costs, net                                            50,075
Property and equipment, net                                             166,859
                                                                    -----------
     Total assets                                                   $   282,157
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities -
  Line of credit, bank                                              $   147,704
  Accounts payable and accrued expenses                                 521,211
  Notes payable                                                         205,000
  Bridge notes payable, net of debt
   discount of $26,470                                                  348,530
  Convertible bridge notes payable                                      375,000
  Advance on 12% convertible debentures                                  95,000
  10% Senior subordinated secured convertible promissory notes           50,000
  Due to officer-stockholder                                            128,371
  Accrued interest                                                       92,597
  Discontinued liabilities                                               15,440
                                                                    -----------
   Total current liabilities                                          1,978,853
                                                                    -----------

Commitments and Contingencies                                               --

Stockholders' deficiency -
  Common stock, par value $.10 per share, 100,000,000
   authorized, 13,922,220 shares issued and outstanding               1,392,222
  Additional paid-in capital                                          6,349,976
  Accumulated deficit                                                (9,408,894)
  Financing fee deposit                                                 (30,000)
                                                                    -----------
     Total stockholders' deficiency                                  (1,696,696)
                                                                    -----------
      Total liabilities and stockholders' deficiency                $   282,157
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                2005           2004
                                                            -----------    -----------
Net revenues                                                $   327,657    $   240,808
                                                            -----------    -----------
Operating expenses
   Compensation                                                 673,772        850,941
   Professional Fees                                            280,062        189,196
   Consulting Fees                                              459,401        222,200
   Depreciation and amortization                                 91,614        106,093
   Costs related to abandoned offering                          476,821             --
   General and Administrative                                   288,489        423,453
                                                            -----------    -----------
Total Operating Expenses                                      2,270,159      1,791,883
                                                            -----------    -----------
   Operating loss                                            (1,942,502)    (1,551,075)
Debt conversion charge                                         (933,793)             -
Write down of assets                                            (20,806)             -
Interest expense, net                                          (399,217)      (311,149)
                                                            -----------    -----------
   Loss before discontinued operations                       (3,296,318)    (1,862,224)
   Discontinued operations                                           --        (61,995)
                                                            -----------    -----------
     Net loss                                               $(3,296,318)   $(1,924,219)
                                                            ===========    ===========

Per Share Information:
   Weighted average number of common shares outstanding      13,545,089      8,006,798
                                                            ===========    ===========
   Net loss per common share from continuing operations     $     (0.24)   $     (0.23)
   Net loss per common share from discontinued operations   $        --    $     (0.01)
                                                            -----------    -----------
   Basic and diluted net loss per common share              $     (0.24)   $     (0.24)
                                                            ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                                                                                            Total
                                                   Common            Additional                                        Stockholders'
                                          ------------------------    Paid-in    Accumulated   Deferred     Financing      Equity
                                             Shares        Par        Capital      Deficit   Compensation  Fee Deposit  [Deficiency]
                                          -----------  -----------  -----------  -----------  -----------  -----------  ------------
  Balance - January 1, 2004                 7,501,510  $   750,151  $ 3,486,980  $(4,188,357) $         -  $         -  $    48,774
                                          -----------  -----------  -----------  -----------  -----------  -----------  ------------
Issuance of common stock for services         150,000       15,000       60,000            -            -            -       75,000

Issuance of warrants in
    consideration of debt                           -            -       35,000            -            -            -       35,000
Issuance of warrants in
    consideration of debt                           -            -       31,250            -            -            -       31,250

Issuance of common stock for cash           1,000,000      100,000      100,000            -            -            -      200,000

Issuance of common stock for services          60,000        6,000       25,200            -            -            -       31,200

Issuance of common stock for services         500,000       50,000      160,000            -     (210,000)           -            -

Issuance of common stock for services         300,000       30,000       96,000            -     (126,000)           -            -

Amortization of deferred compensation               -            -            -            -       56,000            -       56,000
Net Loss                                            -            -            -   (1,924,219)           -            -   (1,924,219)
                                          -----------  -----------  -----------  -----------  -----------  -----------  ------------
  Balance - December 31, 2004               9,511,510  $   951,151  $ 3,994,430  $(6,112,576) $  (280,000) $         -  $(1,446,995)
                                          -----------  -----------  -----------  -----------  -----------  -----------  ------------
Issuance of common stock for
   settlement of debt                       1,380,568      138,057      842,146            -            -            -      980,203

Debt conversion charge                      1,556,322      155,632      778,161            -            -            -      933,793

Issuance of common stock for
   financing services                         794,702       79,470      397,351            -     (476,821)           -            -

Issuance of common stock for
   termination of consulting agreement        150,000       15,000       90,000            -            -            -      105,000

Granting of 187,500 warrants to agent in
  Connection with bridge notes                      -            -       57,600            -            -            -       57,600

Granting of 93,750 warrants attached
   with bridge loan debt of $375,000                -            -       28,500            -            -            -       28,500

Issuance of common stock for cash proceeds    294,118       29,412       70,588            -            -            -      100,000

Granting of 175,000 warrants in connection
   with the sale of $125,000 of bridge notes        -            -       36,100            -            -            -       36,100

Granting of 17,500 warrants in connection with
   the extension of $250,000 of bridge notes        -            -        3,600            -            -            -        3,600

Issuance of common stock for services         150,000       15,000       30,000            -            -            -       45,000

Issuance of common stock for a deposit         85,000        8,500       21,500            -            -      (30,000)           -

Amortization of deferred compensation               -            -            -            -      280,000            -      280,000

Costs related to abandoned offering                 -            -            -            -      476,821            -      476,821
Net Loss                                            -            -            -   (3,296,318)           -            -   (3,296,318)
                                          -----------  -----------  -----------  -----------  -----------  -----------  ------------
   Balance - December 31, 2005             13,922,220  $ 1,392,222  $ 6,349,976  $(9,408,894) $         -  $   (30,000) $(1,696,696)
                                          ===========  ===========  ===========  ===========  ===========  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements

                                      F-4

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                        2005           2004
                                                    ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations               $(3,296,318)    $(1,862,224)
                                                    -----------     -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      91,614         106,093
      Compensatory element of stock issuances           150,000         162,200
      Amortization of deferred compensation             280,000              --
      Costs related to abandoned offering               476,821              --
      Debt conversion charge                            933,793              --
      Write-down of assets                               20,806              --
      Amortization of deferred financing cost           250,001          71,824
      Accretion of debt discount                         51,730          42,917
  Changes in operating assets and liabilities:
    Accounts receivable                                  (6,520)          7,970
    Prepaid expenses and other current assets             4,201          15,133
    Other assets                                          9,949         (12,044)
    Accounts payable and accrued expenses               300,515         135,708
    Accrued interest                                     91,350         196,408
                                                    -----------     -----------
     Net cash used in operating activities             (642,058)     (1,136,015)
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES OF
  DISCONTINUED OPERATIONS:
Loss from discontinued operations                            --         (61,995)
Change in -
  Assets from discontinued operations                        --          31,121
  Liabilities from discontinued operations                   --           5,970
                                                    -----------     -----------
Net cash used in operating activities
  of discontinued operations                                 --         (24,904)
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (803)        (14,806)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase, net proceeds from line of credit, bank         6,829           8,315
 Advances from officers-stockholders                     98,220          50,000
 Repayment of advances from officers- stockholders      (27,000)             --
 Proceeds from sale of bridge notes and
   convertible bridge notes                             326,000         424,000
 Financing fees paid in connection with borrowings      (98,825)             --
 Proceeds from issuance of notes payable                100,000              --
 Advances for 12% convertible debentures                 95,000              --
 Principal repayment of notes payable                        --         (25,000)
 Proceeds from sale of common stock                     100,000         200,000
                                                    -----------     -----------
     Net cash provided by financing activities          600,224         657,315
                                                    -----------     -----------
Net decrease in cash                                    (42,637)       (518,410)
Cash - beginning of year                                 79,329         597,739
                                                    -----------     -----------
Cash - end of year                                  $    36,692     $    79,329
                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED
                                                        2005           2004
                                                    ------------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                      $        --     $     2,257
                                                    ===========     ===========
      Income taxes                                  $        --     $        --
                                                    ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 1,308,568 shares of common stock
    for the settlement of 10% Senior Subordinated
  Secured Convertible Promissory Notes and
    accrued interest                                $   980,203     $        --
                                                    ===========     ===========
  93,750 warrants granted in connection
    with sale of $375,000 bridge notes              $    28,500     $        --
                                                    ===========     ===========
  187,500 warrants granted to agent in connection
    with sale of $375,000 bridge notes              $    57,600     $        --
                                                    ===========     ===========
  175,000 warrants granted in connection with
    the sale of $125,000  of bridge notes           $    36,100     $        --
                                                    ===========     ===========
  17,500 warrants granted in connection with
    the extension of $250,000 of bridge notes       $     3,600     $        --
                                                    ===========     ===========
  Issuance of 85,000 shares of common stock
    as a finance fee deposit.                       $    30,000     $        --
                                                    ===========     ===========
  105,000 warrants granted in connection with
    the sale of $125,000 of bridge notes            $        --     $    31,250
                                                    ===========     ===========
  70,000 warrants granted in connection with
    the sale of $125,000 of bridge notes            $        --     $    35,000
                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE  1  -  ORGANIZATION  AND  NATURE  OF  BUSINESS

Walker Financial Corporation (collectively with its subsidiaries, the "Company") markets various insurance and trust administration services products through two of its wholly-owned subsidiaries, National Preplanning, Inc. ("NPI") and American DataSource ("ADS"). NPI is a managing general insurance agency and third party marketer of insurance products, primarily final expense insurance, to corporations, unions and affinity groups. ADS provides trust administration services to independent funeral homes, state master trusts and companies that own funeral homes or cemetery for pre-need funeral and cemetery trust accounts.

Through its wholly owned subsidiary, Kelly Color, Inc. ("Kelly Color"), the Company operated in the film processing business through February 2004. As further discussed in Note 18, the operations of Kelly Color have been included in these consolidated financial statements as discontinued operations.

NOTE  2  -  GOING  CONCERN  UNCERTAINTY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 2005, the Company incurred a net loss of $3,296,318 and, for the year ended December 30, 2004, the Company incurred a net loss of $1,924,219. The Company had a working capital deficiency at December 31, 2005 of $1,913,630.

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company also is attempting to sell the real estate, building and improvements at which Kelly Color formerly conducted its operations, as well as seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of any future sale of the Kelly Color property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. The Company's ability to raise capital may be affected by several factors including but not limited to default of its outstanding debt and a lack of liquidity of the Company's common stock.

As discussed further in Note 9 to the financial statements, the Company has entered into an agreement with Dutchess Private Equities Fund.
 ("Dutchess" and "Dutchess Transaction") that provides for the sale to Dutchess of up to $10,000,000 of the common stock of the Company. The agreement limits the percentage of stock Dutchess will hold at any particular times to 4.99% of the Company's outstanding shares. Consequently, if Dutchess cannot sell the shares of the Company due to the lack of liquidity in the common stock of the Company, the Company's ability to be able to obtain money from Dutchess for acquisitions or to pay down the Company's current debt may be hindered or limited. Additionally, the Company's ability to raise capital outside of the Dutchess transaction may be affected by minimal revenues, the losses that we incur and our stockholders deficiency.

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

NOTE  3  -  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Walker and its wholly-owned subsidiaries NPI, Kelly Color and ADS collectively referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation.

REVENUE  RECOGNITION

Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted As of December 31, 2005, the Company has not established an allowance for doubtful accounts.

CASH  AND  CASH  EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2005, the Company had no cash equivalents.

At times during the year cash balances may exceed the maximum amounts insured by the FDIC. As of December 31, 2005, the Company did not have a credit exposure.

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

STOCK  OPTIONS  AND  SIMILAR  EQUITY  INSTRUMENTS

At December 31, 2005, the Company had a Equity Incentive Plan, which is described more fully in Note 14. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion
("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

The Company did not incur stock-based employee compensation for issuance of options during the years ended December 31, 2005 and 2004, as such the proforma net loss is identical to the net loss as reported in the consolidated statements of operations.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

LOSS  PER  SHARE

SFAS No. 128, "Earnings per Share." requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding options, warrants and convertible securities, as set forth below, are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

                                                       December 31,
                                         --------------------------------------
                                                2005                  2004
                                         ------------------  ------------------
Options                                                  --              52,170
Warrants                                          1,643,656           1,169,906
Convertible debt                                    568,169           2,936,890
                                         ------------------  ------------------
                                                  2,211,825           4,158,966
                                         ==================  ==================

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

ADVERTISING  COSTS

Advertising costs are expensed as incurred. Advertising costs were $2,175 and $3,549 for the years ended December 31, 2005 and 2004, respectively.

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

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

At December 31, 2005, the Company has net operating loss carryforwards of approximately $8,800,000 which expire through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 2005, the deferred tax asset of approximately $3,400,000 has been offset by a valuation allowance of a like amount, which increased by $1,200,000 in 2005.

The effective tax rate differs from the statutory rate of 34% due to the increase of the valuation allowance for each of the years ended December 31, 2005 and 2004.

NEW  ACCOUNTING  PRONOUNCEMENTS

- In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R is intended to provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of shared-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FSAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, the original SFAS 123 permitted entities the option of continuing to apply the guidance in APB Opinion 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities that are small business issuers will be required to apply SFAS 123R as of the first annual reporting period that begins after December 15, 2005. Management believes the adoption of this pronouncement will have a material impact on the Company's financial statements, whereby the Company upon adoption expects to record a charge for the granting of future employee stock options.

- In June 2005, the FASB published SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations, or cash flows.

- The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The Company is evaluating the financial impact of this pronouncement.

- In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered "conventional" for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company is evaluating the financial impact of this pronouncement.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

-    EITF Issue  No.  05-4  "The  Effect  of  a  Liquidated  Damages Clause on a
     Freestanding  Financial  Instrument  Subject  to  EITF  Issue  No.  00-19,
     `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In connection with the Dutchess Transaction [See Note 9], the adoption of this pronouncement will have an impact on the Company's consolidated financial statements as the Company will be required to calculate the fair value of the financial instruments, and account for the instruments as liabilities marked to market through earnings at the end of each reporting period.

- In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

- In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

- On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB's SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported income.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following  as of December 31, 2005:


                                                                     Estimated
                                                   2005             Useful Life
                                            ------------------    --------------
Equipment                                   $           66,651     3-5 years
Developed software                                     432,938       5 years
                                            ------------------
                                                       499,589
Less: accumulated depreciation                        (332,730)
                                            ------------------
Property and equipment, net                 $          166,859
                                            ==================

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $91,614 and $106,093, respectively.

Accumulated amortization for developed software as of December 31, 2005 was $281,409. Amortization expense for developed software for each of the years ended December 31, 2005 and 2004 was $86,587.

Expected  amortization  is  as  follows:


      Year                     Amount
      -----                  ---------
      2006                   $  86,587
      2007                      64,942
                             ---------
      Total                  $ 151,529
                             =========

NOTE  5  -  LINE  OF  CREDIT,  BANK

In July 2002, the Company entered into a credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%, originally expiring on July 3, 2004. The Line of Credit was modified in June 2004. The Line of Credit was again modified in June 2005 and, as modified, requires monthly payments of $1,510 and a final payment of the outstanding balance and all accrued interest due on July 3, 2006. There was approximately $147,700 outstanding under the Line of Credit as of December 31, 2005. The Line of Credit is collateralized by a building located in North Carolina, which as of December 31, 2005, has been fully depreciated.

NOTE  6  -  NOTES  PAYABLE

On March 15, 2000, the Company issued a 6% promissory note for $150,000. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. During the year ended December 31, 2005, the Company did not make any payments under this note. As of December 31, 2005, the principal balance due under this note was $105,000.

On July 11, 2005, the Company sold and issued a note payable in the aggregate principal amount of $100,000. The maturity date of the note was November 30, 2005 and has a stated interest rate of 10% per annum. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED
NOTE  7  -  BRIDGE  NOTES

On  May  22,  2004, the Company sold and issued, for gross proceeds of $125,000,
(a) a 6% promissory note in the principal amount of $125,000, due on August 22, 2004 and (b) warrants to purchase 70,000 shares of the Company's common stock at an exercise price of $0.71 per share. The fair value of the warrants were valued at $35,000 using the Black-Scholes option pricing model and recorded as a deferred debt discount which has been fully accreted to interest expense.

On  August 4, 2004, the Company sold and issued, for gross proceeds of $125,000,
(a) a 6% promissory note in the principal amount of $125,000 and due January 2, 2005 and (b) warrants to purchase 105,000 shares of the Company's common stock at an exercise price of $.45 per share. The fair value of the warrants is $31,250 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which has been fully accreted to interest expense.

On September 20, 2005 the Company entered into an agreement which modified certain terms of the 6% promissory notes outstanding. Pursuant to this agreement, the maturity dates of the Promissory Notes dated May 22, 2004 and August 4, 2004 were extended to a maturity date of May 15, 2006. Additionally the exercise price of 175,000 warrants that were previously issued was reduced from $ .45 to $ .30. Using the Black-Scholes option pricing model an additional charge was not required for the modification of the 175,000 previously issued warrants because the change in the fair value of the modification was deemed immaterial. The bridge notes have a stated repayment plan as follows:

--------------------------------------------
  Maturity Date                      Payment
--------------------------------------------
January 15, 2006                    $ 30,000
February 15, 2006                     40,000
March 15, 2006                        50,000
April 15, 2006                        60,000
May 15, 2006                          70,000
                                    --------
                                    $250,000
                                    ========

On September 20, 2005, the Company sold a note payable for proceeds of $125,000; the bridge notes have a stated interest rate of 10% per annum. In addition, the Company granted to the note holder 175,000 warrants to purchase common stock at an exercise price of $0.30 per share The estimated fair value of the warrants is $36,100 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of the debt, which is nine months. The bridge notes have a stated repayment plan as follows:

--------------------------------------------
  Maturity Date                      Payment
--------------------------------------------
January 15, 2006                     $15,000
February 15, 2006                     20,000
March 15, 2006                        25,000
April 15, 2006                        30,000
May 15, 2006                          35,000
                                    --------
                                    $125,000
                                    ========

On September 20, 2005, the Company also granted to the note holder 17,500 warrants to purchase common stock at an exercise price of $0.30 per share as consideration for the receipt of the above mentioned $125,000 bridge note dated September 20, 2005, and the extension of the due date of the above mentioned $250,000 of bridge notes dated May 22, 2004 and August 4, 2004. The estimated fair value of the warrants using the Black-Scholes option pricing model had a value of $3,600 which will be accreted to interest expense over nine months.

Subsequent to the year ended December 31, 2005, the Company is not in compliance with the repayment terms of the Bridge Notes

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

NOTE  8  -  CONVERTIBLE  BRIDGE  NOTES

In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000 (the "Notes") and granted 93,750 warrants to purchase common stock at an exercise price of $0.71 per share. The estimated fair value of the warrants is $25,800 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which has been fully accreted to interest expense. The convertible promissory notes mature in January 2006 due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note.

In connection with the sale of and issuance of the $375,000 of notes due January 2006, the Company incurred fees of $48,750 and granted 187,500 warrants to the private placement agent for services provided. The estimated fair value of the warrants is $57,600 using the Black-Scholes option pricing model. The cost of $106,350 has been capitalized as a deferred financing fees and has been fully amortized to interest expense. The notes are convertible into common stock of the Company at $0.71 per share.

NOTE  9-  DUTCHESS  TRANSACTION

On December 23, 2005, the Company entered into two definitive agreements with Dutchess Private Equities Fund, L.P. ["Dutchess"]. The agreements were subsequently amended on February 20, 2006. Both agreements require the Company to file a registration statement to register the shares of common stock underlying such agreements.

CONVERTIBLE  DEBENTURES:
On December 23, 2005, the Company entered into an agreement providing for the sale of $220,000 in principal amount of five-year convertible debentures. The convertible debentures bear interest at 12% per annum and mature in December 2010.

The convertible debentures are convertible into shares of the Company's common stock, at any time at the lesser of the lowest closing bid price of the common stock between December 12, 2005 and the date of filing of the registration statement, or $0.15. The Company filed the required registration statement on January 11, 2006 and therefore the conversion price of the convertible debentures is $0.13.

The first $95,000 was funded immediately with an additional $125,000 to be funded subsequently upon filing of the registration statement; the Company filed the registration statement on January 11, 2006. The $95,000 has been included in the consolidated balance sheet as an advance from 12% convertible debentures. The Company's obligation to repay the amounts outstanding under the convertible debentures is secured by substantially all of the Company's assets, and common stock owned by the president of the Company.

Under accounting guidance provided by EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 05-4, view A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the embedded conversion features of the convertible debentures are accounted for as liabilities.

As of the closing date of January 11, 2006, the Company recorded the gross proceeds of $220,000 net of debt discount of $219,200. The debt discount was calculated using the Black Scholes option valuation model of approximately $175,600 for the embedded conversion option and approximately $43,600 for the 423,077 warrants granted.

INVESTMENT  AGREEMENT:
December 23, 2005, the Company entered into an investment agreement providing for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the registration statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either:

     (a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies its intent to sell shares, multiplied by the average of the three daily closing bid prices immediately preceding the date a put notice is delivered, or

     (b) a number of shares having a value of $200,000. The Company may not submit a new put notice until after the completion of a previous sale under the investment agreement. The purchase price for the common stock to be sold shall be equal to 93% of the lowest closing best bid price of the common stock during the five-day period following the date the Company delivers a put notice.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

Under the Investment Agreement, the Company is obligated to file a registration statement by January 13, 2006 for the registration of the shares of common stock issuable upon conversion of the convertible debentures, exercise of the warrants and upon a sale under the Investment Agreement. The Company is further obligated to use its best efforts to cause the SEC to declare the registration statement effective within 90 days after the filing date of the registration statement. The Company filed the registration agreement on January 11, 2006.

- If the Company does not file the Registration Statement with the SEC by January 13, 2006, it is obligated to pay liquidated damages to the Investor in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every 15 days which such registration statement has not been filed.

- In addition, if the registration statement is not filed by the filing date, the conversion price of the Convertible Debenture will decrease by 10% of and continue to decrease by 10% for each 15 day calendar period the registration statement goes without filing.

- If the registration statement is not declared effective within 90 days of the filing date, the Company is obligated to pay liquidated damages in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every 30 days which such registration statement has not been declared effective by the SEC.

Subsequent to the year ended December 31, 2005, the Company amended the Dutchess Transaction as follows:

AMENDED  CONVERTIBLE  DEBENTURE:
On February 20, 2006, the Company modified the December 23, 2005 Debenture Agreement that provided for the sale of $220,000 of five-year convertible debentures to Dutchess.

The  amendment  changes  the  following  terms:

Convertible  at  any  time  at  the  lesser  of
(i) the lowest closing bid price of the Common Stock between December 12, 2005 and the date of filing of the Registration Statement, or
(ii) $0.10. Additionally, the amendment removes the ability of Dutchess to switch the conversion price of the Debenture from a fixed price to one that is based on the market price of the Company's stock in the event of default and removes the right to use proceeds from the Investment Agreement to redeem the Convertible Debenture.

Under accounting guidance enumerated in EITF Issue No. 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. Further, EITF 96-19 indicates that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.

Upon the effective debt modification date of February 20, 2006, the Company recorded a debt extinguishment gain of approximately $4,000 which will be recorded for the 1st quarter ended March 31, 2006 and a charge for approximately $36,000, which represents the change in the fair value of the warrants and embedded conversion option.

AMENDED  INVESTMENT  AGREEMENT  :
Also on February 20, 2006, the Company amended its Investment Agreement with Dutchess providing for the sale and issuance to Dutchess from time to time of up to $10,000,000 in shares of common stock for a period of up to 36 months from the date the registration statement is declared effective.

The amendment removes Dutchess's obligation under the investment agreement to take the shares under the agreement on the condition that the shares be free trading under the cover provisions of the Investment Agreement.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

REGISTRATION  RIGHTS  AGREEMENT:
The Company is obligated to file a registration statement within 10 days after filing the Company's annual report under Form 10-KSB for the year ended December 31, 2005, but in no event later than March 31, 2006 for the registration of the shares of common stock issuable upon conversion of the convertible debentures, exercise of the warrants and upon a sale under the investment agreement.

- The Company is further obligated to use its best efforts to cause the SEC to declare the registration statement effective within 90 days after the filing date of the registration statement. If the Company does not file the registration statement with the SEC by the Filing Date, it is obligated to pay liquidated damages to the Investor in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every month which such registration statement has not been filed.

- In addition, if the Registration Statement is not filed by the filing date, the conversion price of the convertible debenture will decrease by 10% of and continue to decrease by 10% for each 21 day calendar period the registration statement goes without filing.

- If the Registration Statement is not declared effective within 90 days of the filing date, the Company is obligated to pay liquidated damages in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every 30 days which such registration statement has not been declared effective by the SEC.

CONVERTIBLE  DEBENTURE:
On February 20, 2006, the Company entered into a second agreement providing for the sale of and issuance of $221,000 in principal amount of its five-year convertible debenture to Dutchess. The convertible debentures bear interest at 10% per annum. The debenture is convertible into shares of the Company's Common Stock, at any time at the lesser of

     (i) the lowest closing bid price of the common stock between February 20, 2006 and the date of filing of a registration statement covering the resale of the shares underlying this convertible debenture, or

     (ii)  $0.10

The Company's obligation to repay the amounts outstanding under the Convertible Debentures is secured by substantially all of the Company's assets, and common stock owned by the president of the Company.

In connection with the Convertible Debentures, the Company also granted warrants to purchase 412,500 shares of common stock. The warrants may be exercised for a period of five years at an exercise price of $0.10.

Under accounting guidance provided by EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 05-4, view A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the embedded conversion features of the convertible debentures are accounted for as liabilities.

As of the closing date of February 20, 2006, the Company recorded the gross proceeds of $221,000 net of debt discount of $221,000. The debt discount was calculated using the Black Scholes option valuation model of approximately $190,800 for the embedded conversion option, approximately $35,600 for the 412,500 warrants granted for and a charge to the statement of operations for $5,400 for the fair value of the remaining fair value not attributable to the debt discount.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

NOTE  10  -  ISSUANCE  OF  WARRANTS

The  following  is  a  summary  of  warrants  outstanding  at December 31, 2005:


                                                    Weighted       Weighted
                                                     Average        Average
                                                    Exercise       Remaining
                                     Warrants         Price           Life
                                    ---------       ----------      -------
Balance, January 1, 2004              994,906        $    0.45        1.37

Issued                                175,000        $    0.49        1.59
                                    ---------        ---------      -------
Balance, December 31, 2004          1,169,906        $    0.46        0.64

Issued                                473,750        $    0.48        3.78
                                    ---------        ---------      -------
Balance, December 31, 2005          1,643,656        $    0.47        0.82
                                    =========        =========      =======

As of December 31, 2005 and 2004, 1,643,656 and 1,169,906 were exercisable, respectively.

NOTE  11  -  RELATED  PARTY  TRANSACTIONS

ADVANCES  FROM  OFFICERS  AND  STOCKHOLDERS

During the year ended December 31, 2005, certain officers and stockholders advanced the Company $98,220 for working capital purposes. The advances are non-interest bearing and have no definitive repayment terms. During the year ended December 31, 2005, the Company repaid $27,000 of the advances. As of December 31, 2005, the total amount due to the officers-stockholders was $128,371.

NOTE  12  -  10%  SENIOR  SUBORDINATED  SECURED  CONVERTIBLE  PROMISSORY  NOTES

In December 2003, the Company sold and issued 10% Senior Subordinated Secured Convertible Promissory Notes (each, a "10% Note") in the aggregate principal amount of $845,000. The 10% Notes were initially convertible into shares of the Company's common stock at conversion prices of $0.71 per share through December 5, 2005 and $1.25 thereafter.

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

NOTE  13  -  CONSULTING  AGREEMENTS

In October 2004, the Company entered into two separate consulting agreements with Phoenix Holdings Ltd ("Phoenix") and Vantage Group LLC ("Vantage"), pursuant to which the Company agreed to issue to the consultants an aggregate of
1.5 million shares of Company common stock in consideration for the consultants' agreements to provide specified services. The terms of these agreements are each for approximately one year. In November 30, 2004, the Company issued 500,000 and 300,000 shares of Company common stock to Phoenix and Vantage, respectively. As such, the Company recorded deferred compensation of $336,000, which deferred compensation will be amortized over the life of the agreements. For the years ended December 31, 2005 and 2004, the Company has taken charge of $280,000 and $56,000, respectively, which has been included in the accompanying consolidated statements of operations as part of consulting fees. As of December 31, 2005, the Company has fully amortized the deferred compensation. The Company issued the 300,000 shares under its equity compensation plan [Note 17].

On  January  5,  2005,  the  Company  issued to Fusion Capital 794,702 shares of
Company common stock as a commitment fee. The 794,702 shares were valued at $476,821, or $0.60 per share. During the fourth quarter and as a result of the Dutchess Investment Agreement (See Note 9), the Company no longer intends to draw down on the equity line with Fusion Capital and as such the Company has expensed the $476,821 commitment fee which is included as costs related to abandoned offering in the consolidated statements of operations for the year ended December 31, 2005.

On January 15, 2005, Company issued 150,000 shares of Company's common stock to a consultant as a settlement of terminating its agreement with the consultant. The shares were valued at $105,000, or $0.70 per share. The Company issued the 150,000 shares under its equity compensation plan [Note 17].

On November 30, 2005, the Company entered into a consulting agreement for business development services. As consideration the Company will pay to the Consultant up to $330,000 which is payable in common stock at $.30 per share of which 150,000 shares have been issued to date. The term of the agreement is nine months. The Company has incurred a stock-based compensation charge of $45,000 which is the fair value of the stock. The Company issued the 150,000 shares under its equity compensation plan [Note 17]. Subsequent to December 31, 2005, both parties have verbally agreed to defer the start date of the consulting agreement.

NOTE  14  -  ECONOMIC  DEPENDENCY

MAJOR  CUSTOMER

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the applicable periods




                    DECEMBER 31,
              2005     %     2004       %
            --------  ---   --------   ---
Customer A  $220,408   67%  $103,857   44%
Customer B  $ 48,622   15%  $ 60,791   25%
Customer C  $ 37,009   11%  $ 44,371   19%

As of December 31, 2005, the Company's total accounts receivable, was due from two customers represented by the following table which sets forth balances owed from customers which accounted for at least 10% of accounts receivable.


            AMOUNT     %
            -------  ---
Customer A  $19,750  73%
Customer B  $ 5,200  19%

NOTE  15  -  COMMITMENT  AND  CONTINGENCIES

LITIGATION

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED
COMMITMENTS

The Company has an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2010. Under Mr. Segal's employment agreement, the Company will pay Mr. Segal an annual base salary of $200,000 for 2005, with annual increases of not less than $10,000, plus a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000.
The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors. The Company has not awarded Mr. Segal a bonus for each of the years ended December 31, 2005 and 2004. As of December 31, 2005, the Company was in arrears in payment of Mr. Segal's salary in the amount of $109,000 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses.

The Company has an employment agreement with Peter Walker through March 18, 2012. Under Mr. Walker's employment agreement, the Company will pay Mr. Walker an annual base salary of $100,000, plus a monthly non-accountable expense allowance of $1,000.

Mr.  Walker's  employment  agreement  provides  for  him  to be paid his salary:

-    for  a  two  year period following his termination due to a disability and

- for the entire remaining employment term in the event his termination is otherwise than for cause or disability; provided that, if the termination is due to a failure to pay Mr. Walker his compensation otherwise payable under the employment agreement, then the rate of compensation shall be

-    in  the  seventh  year,  150%  of  his  salary at the time of termination,

-    in  the  eighth  year,  200%  of  his  salary  at the time of termination,

-    in  the  ninth  year,  250%  of his salary at the time of termination, and

-    in  the  tenth  year,  300%  of  his  salary  at  the time of termination.

As of December 31, 2005, the Company was in arrears under Mr. Walker's employment agreement in the amount of approximately $129,000 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses

OPERATING  LEASE  ARRANGEMENTS

In January 2005, ADS entered into a non-cancelable operating lease for its facilities located in Houston, Texas expiring in June 2006.

In November 2005, NPI entered into a non-cancelable operating lease for its facilities located in Garden City, New York. The term of the lease is 36 months.

Future minimum rental payments under the above non-cancelable operating leases as of December 31, 2005 are as follows:


    Year Ending
   December 31,             Amount
------------------      --------------
       2006             $       51,600
       2007             $       53,400
       2008             $       50,400
                        --------------
                        $      155,400
                        ==============

Rent expense for the years ended December 31, 2005 and 2004 was approximately $67,000 and $133,000, respectively.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED


NOTE  16  -  CAPITAL  STOCK/STOCKHOLDERS'  DEFICIENCY

In April 2004, the Company entered into a consulting agreement pursuant to which the Company agreed to issue to the consultant 150,000 shares of Company common stock and an option to purchase an additional 50,000 shares of Company common stock, exercisable at $0.20 per share, in consideration for the consultant's agreement to provide specified services. The Company issued the common stock to the consultant in connection with the execution of the consulting agreement. Subsequently, the Company terminated the consultant and refused to deliver the option due to the Company's belief that the consultant was unable to perform the agreed-upon services. The consultant retained such 150,000 shares, which were issued pursuant to the Company's 2002 Equity Incentive Plan. Accordingly, the Company recorded an expense of $75,000 which represents the fair value of the common stock issued. The Company issued the 150,000 shares under its equity compensation plan [Note 17].

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

On December 20, 2005, in connection with the Dutchess Transaction, the Company was required to remit payment of $15,000 for due diligence fees. The Company opted to issue 85,000 shares of its common stock valued at approximately $30,000 as a deposit. The deposit is included as a contra equity account under financing fee deposit in the consolidated balance sheet as of December 31, 2005. Subsequent to the year end the shares have been returned to the Company and the $15,000 fee was settled with the proceeds received from the convertible debentures.

 NOTE  17  -  EQUITY  INCENTIVE  PLAN

On September 18, 2002, the stockholders of the Company approved the 2002 Equity Incentive Plan. The plan upon adoption reserved 70,000 shares of common stock for issuance under the Plan. The types of Awards that may be granted under the Plan include one or more of the following types, either alone or in any combination thereof:

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

The Company's Equity Incentive Plan authorizes additional shares on the 1st of each year by 10% of the amount of shares issued by the company not pursuant to the plan.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    CONTINUED

The following is a summary of the activity under the plan in the year ended December 31, 2005 and 2004 are as follows:

                                                      Shares
                                                    Under Plan
                                                     ---------
Plan share balance at January 1, 2004                  70,000
Plan share increase                                   750,151
Shares issued under the plan during the year         (450,000)
                                                     ---------
Plan share balance at December 31, 2004               370,151
Plan share increase                                   156,000
Shares issued under the plan during the year         (300,000)
                                                     ---------
Plan share balance at December 31, 2005               226,151
                                                     =========

NOTE  18  -  DISCONTINUED  OPERATIONS

As discussed in Note 2 to these financial statements, on February 4, 2004, the Company sold certain assets of Kelly Color and discontinued operating in the film processing segment and sold certain of the assets of Kelly Color ("Kelly Assets") for an aggregate purchase price of $12,500 in cash. With the sale of the Kelly Assets, the Company will discontinue to operate in the non-digital photographic development segment. Accordingly, the Company reported Kelly Color as discontinued operations effective January 1, 2004. Any remaining assets and liabilities of Kelly Color are shown as assets and liabilities of discontinued operations until such assets are and liabilities are either sold or otherwise disposed of. The Company currently operates in one segment, the administrative services to independent funeral homes, state master trusts and companies that own funeral homes or cemeteries for pre-arrangement funeral and cemetery accounts.

For all periods presented in these consolidated financial statements, the operations of Kelly Color are reported as discontinued operations. At December 31, 2005, the discontinued liabilities of Kelly Color are Accounts payable and accrued expenses of $ 15,440 and the discontinued assets consisted of a fully depreciated building that has been collateralized by the terms of the credit line [See Note 5].

The results of discontinued operations for the years ended December 31, 2005 and 2004 were:

                                            Years Ended
                                            December 31,
                                       --------------------
                                          2005         2004
                                       ---------    ---------
Revenues                               $      --     $ 47,286
Cost of revenues                              --      (61,410)
                                       ---------    ---------
Operating expenses                            --       47,871
                                       ---------    ---------
 Net loss                              $      --     $(61,995)
                                       =========    =========

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 24, 2006           Walker Financial Corporation


                                    By: /s/ Mitchell S. Segal
                                        ----------------------------------------
                                        Mitchell S. Segal, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         /s/ Mitchell S. Segal              President, Chief Executive Officer,
----------------------------------------    Chief Financial Officer and Director        March 24, 2006
             Mitchell S. Segal              (Principal Executive, Financial and
                                            Accounting Officer) and Director

         /s/ Peter Walker                   Director                                    March 24, 2006
----------------------------------------
             Peter Walker

         /s/ James Lucas                    Chairman                                    March 24, 2006
----------------------------------------
             James Lucas

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

10.10 Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation.

10.11 Consulting Services Agreement, effective April 10, 2002 (sic), between Walker International Industries Inc. (sic) and Shannon Harrison.

10.12 Promissory Note, dated May 22, 2004, of Walker Financial Corporation in the principal amount of $125,000 and payable to Cindy Dolgin.

10.13 Warrant Certificate, dated May 22, 2004, registered in the name of Cindy Dolgin.

10.14 Common Stock Purchase Agreement, dated November 24, 2004, between Fusion Capital Fund II, LLC and Walker Financial Corporation.

10.15 Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation.

10.16 Investment Banking Consulting Agreement, dated as of October 5, 2004, between The Vantage Group, Ltd. and Walker Financial Corporation.

10.17 Purchase Agreement, dated April 7, 2005, among Walker Financial Corporation, Disability Access Consultants, Inc. and Barbara Thorpe.

10.18 Promissory Note, dated August 5, 2004, of Walker Financial Corporation in the principal amount of $300,000 and payable to Cindy Dolgin.

10.19 Amended Debenture Agreement dated as of February 20, 2006 amending the Debenture Agreement dated December 23, 2005 by and between the Company and the Investor. [Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: February 20,
         2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.20 Debenture Agreement dated as of February 20, 2006 by and between the Company and the Investor. [Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.21 Warrant Agreement dated as of February 20, 2006 by and between the Company and the Investor. [Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.22 Investment Agreement dated as of February 20, 2006 by and between the Company and the Investor. [Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.23 Registration Rights Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to Exhibit
         10.5  to  the  registrant's Current Report on Form 8-K (Date of Report:
         February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.24 Debenture Registration Rights Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to
         Exhibit  10.6  to  the registrant's Current Report on Form 8-K (Date of
         Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]

10.25 Security Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K (Date of Report: February 20,
         2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.26 Subscription Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K (Date of Report: (Date of
         Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]


10.27 Placement Agent Agreement dated as of February 20, 2006 by and between the Company and US Euro Securities, Inc. [Incorporated by reference to
         Exhibit  10.9  to  the registrant's Current Report on Form 8-K (Date of
         Report: February 20, 2006, filed with the Securities and Exchange Commission on February 24, 2005.]

23.1     Consent of Marcum & Kliegman, L.L.P.

31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.

32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.