Form 10QSB
period 2006-03-31
WALKER FINANCIAL CORP
filed 2006-05-15
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                |X| QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

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

990  Stewart  Avenue  - Suite  650 Garden  City, New York           11530
    (Address  of  principal executive  offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 13,837,220 shares of the registrant's common stock, par value $.10 per share, outstanding as of May 1, 2006.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes |_| No |X|

                          WALKER FINANCIAL CORPORATION

                                   Form 10-QSB
                          Quarter Ended March 31, 2006

Table of Contents

                                                                            Page
PART I  - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements:
 Condensed Consolidated Balance Sheet as of March 31,2006 (unaudited)        2
 Condensed Consolidated Statements of Operations for the
 Three Months Ended March 31, 2006 and 2005(unaudited)                       3
 Condensed Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 2006 and 2005 (unaudited)                      4
 Notes to Condensed Consolidated Financial Statements (unaudited)            5

Item 2. Management's Discussion and Analysis or Plan of Operation           14

Item 3. Controls and Procedures                                             19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19
Item 3.  Defaults Upon Senior Securities                                    20
Item 4.  Submission of Matters to a Vote of Security Holders                20
Item 5.  Other Information                                                  20
Item 6.  Exhibits                                                           20

Signatures                                                                  21

Exhibit Index                                                               22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                  (Unaudited)
ASSETS
Current assets -
  Cash                                                              $   133,441
  Accounts receivable, net                                               26,878
                                                                    -----------
   Total current assets                                                 160,319
                                                                    -----------

Property and equipment, net                                             145,006
Deferred financing costs, net                                            64,223
                                                                    -----------
   Total assets                                                     $   369,548
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current liabilities -
  Line of credit, bank                                              $   144,502
  Accounts payable and accrued expenses                                 608,242
  Bridge notes payable, net of debt discount of $13,220                 361,780
  Convertible bridge notes payable                                      375,000
  Notes payable                                                         157,000
  10% Senior subordinated secured convertible promissory notes           50,000
  Due to officers-stockholders                                           76,847
  Accrued interest                                                      113,602
  Fair value of detachable warrants                                      77,500
  Fair value of embedded conversion option                              355,000
  Discontinued liabilities                                               15,440
                                                                    -----------
   Total current liabilities                                          2,334,913
                                                                    -----------
Long term liabilities -
12% Convertible debentures, net of debt discount of $213,889              6,111
10% Convertible debentures, net of debt discount of $214,861              6,139
                                                                    -----------
Total liabilities                                                     2,347,163

Commitments

Stockholders' deficiency -
  Common stock, par value $.10 per share, 100,000,000
   authorized, 13,837,220 shares issued and outstanding               1,383,722
  Additional paid-in capital                                          6,328,476
  Accumulated deficit                                                (9,689,813)
                                                                     ----------
     Total stockholders' deficiency                                  (1,977,615)
                                                                    -----------
      Total liabilities and stockholders' deficiency                $   369,548
                                                                    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                     2006           2005
                                                 ------------   ------------
Net revenues                                     $    88,195    $    68,994
                                                 ------------   ------------
Operating expenses
   Compensation                                      132,861        184,350
   Professional fees                                  58,338         43,692
   Consulting fees                                        --        270,000
   Depreciation and amortization                      23,153         25,034
   General and administrative                         98,520         95,865
                                                  -----------    -----------
Total operating expenses                             312,872        618,941
                                                  -----------    -----------
   Operating loss                                   (224,677)      (549,947)

Other (expenses) income:
Debt conversion charge                                    --       (933,793)
Change in fair value of detachable
  warrants and embedded conversion option              7,700             --
Gain on extinguishment of debt                         4,450             --
Interest expense, net                                (68,392)      (193,711)
                                                  -----------    -----------
   Total other expenses                              (56,242)    (1,127,504)
                                                  -----------    -----------
     Net loss                                     $( 280,919)   $(1,677,451)
                                                  ===========    ===========

Per Share Information:
   Weighted average number of
     common shares outstanding                     13,879,242     13,201,794
                                                  ===========    ===========
   Basic and diluted net loss
    per common share                             $     (0.02)   $      (0.13)
                                                  ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            For the Three
                                                               Months
                                                            Ended March 31,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $   (280,919)   $(1,677,451)
                                                     -----------    -----------

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      23,153         25,034
      Compensatory element of stock issuances               --         105,000
      Amortization of deferred compensation                 --         157,500
      Debt conversion charge                                --         933,793
      Amortization of deferred financing cost             6,002        161,376
      Accretion of debt discount                         29,150         14,750
      Gain recognized in extinguishment of debt         ( 4,450)            --
      Change in fair value of detachable warrants       ( 1,700)            --
      Change in fair value of embedded conversion
        option                                          ( 6,000)            --
          Changes in operating assets and liabilities:
           Accounts receivable, net                         154         (8,950)
           Prepaid expenses and other current assets      1,499          5,393
           Accounts payable and accrued expenses         87,031         38,666
           Accrued interest                              21,005         35,541
                                                     -----------    -----------
Net cash used in operating activities                  (125,075)      (209,348)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (1,300)           --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment under line of credit, bank                     (3,202)        (6,370)
 Repayments of advances from officers-stockholders       (51,524)       (10,000)
 Proceeds from sale of bridge notes                           --        201,000
 Proceeds from convertible debentures                    346,000             --
 Fees paid in connection with debt acquisition           (20,150)       (48,750)
 Repayment of notes payable                              (48,000)            --
                                                      -----------    -----------
     Net cash provided by financing activities           223,124        135,880
                                                     -----------    -----------
Net increase(decrease)in cash                             96,749        (73,468)
Cash - beginning of period                                36,692         79,328
                                                     -----------    -----------
Cash - end of period                                 $   133,441    $     5,860
                                                     ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            For the Three
                                                               Months
                                                            Ended March 31,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                       $   13,974      $       --
                                                     ===========    ===========
      Income taxes                                   $    1,074      $       --
                                                     ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Return and rescission of 85,000 shares of common
   stock for the return of a finance fee deposit     $   30,000      $       --
                                                     ===========    ===========
  Issuance of 12% convertible debentures
   from advances at December 31, 2005                $   95,000      $       --
                                                     ===========    ===========
  Issuance of 2,936,890 shares of common stock
    for the settlement of 10% senior subordinated
  secured convertible promissory notes and
    accrued interest                                 $              $  980,203
                                                     ===========    ===========
  93,750 warrants granted in connection
    with sale of $375,000 bridge notes               $              $   28,500
                                                     ===========    ===========
  187,500 warrants granted to agent in connection
    with sale of $375,000 bridge notes               $              $   57,600
                                                     ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION

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

BASIS  OF  PRESENTATION

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2006 and for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE  2  -  GOING  CONCERN  UNCERTAINTY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the period ended March 31, 2006, the Company incurred a net loss of $280,919, and had a working capital deficiency at March 31, 2006 of $2,174,594.

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. The Company has entered into a contract to sell the real estate, building and improvements for $ 171,000 at which Kelly Color formerly conducted its operations and is also seeking to make strategic acquisitions. In addition, the Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of any future sale of the Kelly Color property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. The Company's ability to raise capital may be affected by several factors including but not limited to default of its outstanding debt and a lack of liquidity of the Company's common stock.

As discussed further in Note 8 to the financial statements, the Company has entered into an agreement with Dutchess Private Equities Fund
 ("Dutchess" and "Dutchess Transaction") that provides for the sale to Dutchess of up to $10,000,000 of the common stock of the Company. The agreement limits the percentage of stock Dutchess will hold at any particular times to 4.99% of the Company's outstanding shares. Consequently, if Dutchess cannot sell the shares of the Company due to the lack of liquidity in the common stock of the Company, the Company's ability to be able to obtain money from Dutchess for acquisitions or to pay down the Company's current debt may be hindered or limited. Additionally, the Company's ability to raise capital outside of the Dutchess transaction may be affected by minimal revenues, the losses that we incur and our stockholders deficiency as of March 31, 2006. As of March 31, 2006 we have not received any proceeds from the Investment Agreement.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 2006
                                   (Unaudited)


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

STOCK  OPTIONS  AND  SIMILAR  EQUITY  INSTRUMENTS

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

Prior to the Company's adoption to SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company's stock based awards had been determined in accordance with the fair value method described therein. The Company had previously adopted the disclosure portion of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma change for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement change of control. etc.)

No dislosure has been presented for the three months ended March 31, 2005, due to the fact that all of the employee stock options were fully vested as of December 31,2004 and the Company did not grant any options during the three months ended March 31, 2005.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 2006
                                   (Unaudited)

NET  LOSS  PER  SHARE

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

                                                       March 31,
                                         -----------------------------------
                                                2006                2005
                                         ------------------  ---------------
Options                                                  --           52,170
Warrants                                          2,606,156        1,169,906
Convertible debt                                  4,978,169        2,936,890
                                         ------------------  ---------------
                                                  7,584,325        4,158,966
                                         ==================  ===============

NEW  ACCOUNTING  PRONOUNCEMENTS

- In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management is evaluating if this Statement will have an impact on the financial statements of the Company.

- In March 2006, the FASB issued SFAS No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will not have an impact on the financial statements of the Company once adopted.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2006
                                   (Unaudited)

RECLASSIFICATIONS

Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported earnings.

NOTE  4  -  LINE  OF  CREDIT,  BANK

In July 2002, the Company entered into a credit facility with a bank consisting of a $150,000 secured line of credit (the "Line of Credit"), with interest payable monthly at the bank's prime rate plus 1.25%, originally expiring on July 3, 2004. The Line of Credit was modified in June 2004. The Line of Credit was again modified in June 2005 and, as modified, requires monthly payments of $1,510 and a final payment of the outstanding balance and all accrued interest due on July 3, 2006. There was approximately $144,500 outstanding under the Line of Credit as of March 31, 2006. The Line of Credit is collateralized by a building located in North Carolina, which as of March 31, 2006, has been fully depreciated. On March 29, 2006, the Company entered into a sales contract for the sale of this property for $ 171,000 which is expected to close in June, 2006, at which time the Company will repay the outstanding balance of the credit line.

NOTE  5  -  NOTES  PAYABLE

On March 15, 2000, the Company issued a 6% promissory note for $150,000. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. During the three months ended March 31, 2006, the Company did not make any payments under this note. As of March 31, 2006, the principal balance due under this note is $105,000.

On July 11, 2005, the Company sold and issued a note payable in the aggregate principal amount of $100,000. The maturity date of the note was November 30, 2005 and has a stated interest rate of 10% per annum. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. As of March 31, 2006, the principal balance due under this note is $ 52,000.

NOTE  6  -  BRIDGE  NOTES

In May 22, 2004 and August 4, 2004, The Company issued 6% Bridge Notes for $125,000 and $150,000, respectively. As of March 31, 2006, the Company has outstanding 6% Bridge Notes of $375,000. The bridge notes mature on January 15, 2006 through May 15, 2006. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of these notes.

NOTE  7  -  CONVERTIBLE  BRIDGE  NOTES

In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000. The convertible promissory notes matured in January 2006. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. The notes are convertible into common stock of the Company at $0.71 per share.

NOTE  8-  DUTCHESS  TRANSACTION

On December 23, 2005, the Company entered into two definitive agreements with Dutchess Private Equities Fund, L.P. ["Dutchess"]. The agreements were subsequently amended on February 20, 2006. Both agreements require the Company to file a registration statement to register the shares of common stock underlying such agreements. The Company filed the registration statement on March 31, 2006. As of March 31, 2006 we have not received any proceeds from the Investment Agreement.

                     WALKER  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 2006
                                   (Unaudited)


12  %  CONVERTIBLE  DEBENTURES:
On January 11, 2006, the Company closed its agreement providing for the sale of $220,000 in principal amount of five-year convertible debentures. The convertible debentures bear interest at 12% per annum and mature in December 2010. The gross proceeds of $220,000 were recorded net of a discount of $219,200. The debt discount was calculated using the Black Scholes option valuation model of approximately $175,600 for the embedded conversion option and approximately $43,600 for the 423,077 warrants granted.

On February 20, 2006, the Company modified the December 23, 2005 12% Debenture Agreement that provided for the sale of $220,000 of five-year convertible debentures to Dutchess. The Company reduced the conversion price from $0.13 to $0.10 and increased the number of warrants from 423,077 to 550,000. The warrants may be exercised for a period of five years at an exercise price of $0.10. Under accounting guidance enumerated in EITF Issue No. 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. Further, EITF 96-19 indicates that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification. Upon the effective debt modification date of February 20, 2006, the Company recorded a debt extinguishment gain of approximately $4,500.

The modified convertible debenture was recorded net of a discount of $220,000. The debt discount was calculated using the Black Scholes option valuation model of approximately $219,700 for the embedded conversion option, approximately $35,700 for the 550,000 warrants granted and a charge to the statement of operations for $35,400 for the fair value of the remaining fair value not attributable to the debt discount.

10%  CONVERTIBLE  DEBENTURE:
On February 20, 2006, the Company entered into an agreement providing for the sale of and issuance of $221,000 in principal amount of its five-year convertible debenture to Dutchess. The convertible debentures bear interest at 10% per annum. The convertible debenture is convertible into shares of the Company's common stock, at any time, at a conversion price of $0.10 per share

The Company's obligation to repay the amounts outstanding under the Convertible Debentures is secured by substantially all of the Company's assets. In connection with the Convertible Debentures, the Company also granted warrants to purchase 412,500 shares of common stock. The warrants may be exercised for a period of five years at an exercise price of $0.10.

The gross proceeds of $221,000 have been recorded net of a debt discount of $221,000. The debt discount was calculated using the Black Scholes option valuation model of approximately $190,800 for the embedded conversion option, approximately $35,600 for the 412,500 warrants granted for and a charge to the statement of operations for $5,400 for the fair value of the remaining fair value not attributable to the debt discount.

The warrants and the embedded conversion option were accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 05-4, view A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument." Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the period ended March 31, 2006, the Company reflected a gain of approximately $48,500 representing the change in the value of the warrants and conversion option.

                  WALKER  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 2006
                                   (Unaudited)

INVESTMENT  AGREEMENT:
On December 23, 2005, the Company entered into an investment agreement with Dutchess, such agreement was subsequently amended on February 20, 2006. The amended investment agreement provides for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the registration statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either:

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

- If the Company does not file the Registration Statement with the SEC by March 31, 2006, it is obligated to pay liquidated damages to the Investor in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every 15 days which such registration statement has not been filed.

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

The  Company  filed  the  registration  statement  on  March  31,  2006.

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

During the three months ended March 31, 2006, the Company repaid $51,524 of the advances previously advanced for working capital purposes. As of March 31, 2006, the total amount due to the officers-stockholders was $76,847.

The Company had an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. The Company has indicated it expects to renew the employment agreement with Mr. Segal to serve as the Company's president and chief executive officer through 2010. As of March 31, 2006, the Company was in arrears in payment of Mr. Segal's salary in the amount of approximately $109,000 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses.

The Company has an employment agreement with Peter Walker through March 18, 2012. As of December 31, 2005, the Company was in arrears under Mr. Walker's employment agreement in the amount of approximately $129,000 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses.

                       WALKER  FINANCIAL CORPORATION  AND  SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 2006
                                   (Unaudited)


NOTE  10  -  10%  SENIOR  SUBORDINATED  SECURED  CONVERTIBLE  PROMISSORY  NOTES

In December 2003, the Company sold and issued 10% senior subordinated secured convertible promissory notes. The notes were initially convertible into shares of the Company's common stock at conversion prices of $0.71 per share through December 5, 2005 and $1.25 thereafter. The notes carried a penalty and default interest provision at a stated monthly rate of 1.5% of the principal balance. As of March 31, 2006, the Company has a remaining principal balance of $50,000 due to the holders and is in default with the terms of the note.


NOTE  11  -  CAPITAL  STOCK/STOCKHOLDERS'  DEFICIENCY

On December 20, 2005, in connection with the Dutchess Transaction, the Company was required to remit payment of $15,000 for due diligence fees. The Company opted to issue 85,000 shares of its common stock valued at approximately $30,000 as a deposit. In February 2006 the shares have been returned to the Company and the $15,000 fee was settled with the proceeds received from the convertible debentures.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that are our most critical accounting policies includes: recognition of transactions revenues and accounting for the granting of stock options and warrants.

REVENUE  RECOGNITION

Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

We account for the fair value of options and warrants for non-employees in accordance with SFAS No. 123R, which requires that compensation cost be measured after the grant date based on the value of the award and is recognized over the service period, which is also the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended  March  31,  2006  compared  to  the  same  period  in 2005

Net sales for the three months ended March 31, 2006 were $ 88,195 as compared to $ 68,994 for the three months ended March 31, 2005. Almost all of the sales under both periods was generated by ADS. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved. ADS seeks to increase its sales lost as a result of losing the business from its largest client, Service Corporation International, which brought all of its trust assets that were administered by third parties in-house and is close to achieving net income. Although ADS has achieved positive cash flow it still is incurring a net loss and seeks to increase its revenues to halt this loss.

Operating expenses for the three months ended March 31, 2006 were $ 312,872 of which $ 191,776 was generated by NPI, $ 25,915 was generated by Walker, and $ 95,181 was generated by ADS. The operating expenses were composed of $ 132,861 of compensation expense, $58,338 of professional fees, general and administrative expense of $ 98,520 and depreciation of $23,153. Operating expenses for the three months ended March 31, 2005 were $ 618,941 of which $ 219,000 was incurred by NPI, $ 29,000 was generated by Walker and $108,000 was incurred by ADS. Additionally, there were expenses related to the issuance of shares to consultants in the amount of $ 105,000 and the amortization of deferred compensation of $ 157,500 incurred by NPI.

The net loss for the three months ended March 31, 2006 was $ 280,919 as compared to $ 1,677,451 for the three months ended March 31, 2005. The loss from continuing operation for the three months ended March 31, 2006 was composed of a loss of $ 9,845 from ADS, a loss of $ 188,917 from NPI, and a loss of $ 25,915 from Walker International Industries. This compares with the loss incurred for the three months ended March 31, 2005 of which $ 39,000 was incurred by ADS and $272,000 was incurred by NPI and $ 29,000 was attributable to Walker.

Interest expense for the three months ended March 31, 2006 was $68,392 as compared to interest expense for the three months ended March 31, 2005 of $
193,711. Interest expense is derived by the costs of borrowing funds. The decrease is due to the fact that for the period ended
March 31, 2005, $126,000 of the interest expense was related to the write-down of deferred offering costs related to the settlement of our 10 % Notes in the amount of $ 795,000.

As a result of the foregoing, we incurred a net loss of $ 280,919 for the three months ended March 31, 2006 or $ .02 per share, compared to a net loss of $ $ 1,677,451 for the three months ended March 31, 2005 or $ .13 per share.

LIQUIDITY  AND  FINANCIAL  RESOURCES

We have negative working capital of $ 2,174,594 at March 31, 2006 compared to negative working capital of 1,913,630 at December 31, 2005. Our working capital deficiency is principally the result of borrowings which are currently due or will become due within the next 12 months in addition to our accounts payable and accrued expenses.

Net cash used in operating activities was $ 125,075 for the three months ended March 31, 2006 compared to net cash used in operating activities of $ 209,348 for the three months ended March 31, 2005. The decrease is primarily a result of a decrease in our net loss as a result of decreasing our operating expenses, including decreased payroll and marketing expense in our National Preplanning subsidiary.

Net cash used in investing activities for the three months ended March 31, 2006 was $ 1,300 as compared to none in the period ended March 31, 2005. Activities were limited to the purchase of property, plant and equipment.

Net cash provided by financing activities was $ 223,124 for the three months ended March 31, 2006 as compared with $135,880 for the three months ended March 31, 2005. During the three months ended March 31, 2006, the net cash provided by financing activities came from the sale of bridge notes of the Company reduced by repayments of other Company debt. As a result of these activities, our cash positions were
$  133,441  at  March  31,  2006  as  compared  to $ 5,860 as of March 31, 2005.

On December 23, 2005, the Company entered into two definitive agreements with Dutchess Private Equities Fund, L.P. ["Dutchess"]. The agreements were subsequently amended on February 20, 2006. Both agreements require the Company to file a registration statement to register the shares of common stock underlying such agreements.

On December 23, 2005, the Company entered into an agreement providing for the sale of $220,000 in principal amount of five-year convertible debentures. The convertible debentures bear interest at 12% per annum and mature in December 2010. The Company's obligation to repay the amounts outstanding under the convertible debentures is secured by substantially all of the Company's assets.

Additionally, on December 23, 2005, the Company entered into an investment agreement providing for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the registration statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either:

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


The Investment Agreement with Dutchess provides for the sale and issuance to Dutchess from time to time of up to $10,000,000 in shares of common stock for a period of up to 36 months from the date the registration statement is declared effective.

The amendment removes Dutchess's obligation under the investment agreement to take the shares under the agreement on the condition that the shares be free trading under the cover provisions of the Investment Agreement.

On February 20, 2006, the Company entered into a second agreement providing for the sale of and issuance of $221,000 in principal amount of its five-year convertible debenture to Dutchess. The convertible debentures bear interest at 10% per annum. The debenture is convertible into shares of the Company's Common Stock, at any time at the lesser of (i) the lowest closing bid price of the common stock between February 20, 2006 and the date of filing of a registration statement covering the resale of the shares underlying this convertible debenture, or (ii) $0.10.

The Company's obligation to repay the amounts outstanding under the Convertible Debentures is secured by substantially all of the Company's assets.

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

PLAN  OF  OPERATION

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

ADS has entered into a marketing agreement with Parkway Advisors, L.P. ["Parkway"], whereby Parkway will will market ADS trust services to their existing and potential clients. Parkway would share in fees generated by ADS's services. It is the hope that this agreement will generate additional revenue for ADS although to date no revenues have been generated from this relationship.

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

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were effective except for those material weaknesses discussed in the following paragraph.

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such Stock-based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be made by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations. We have implemented certain procedures to help minimize the risks associated with this material weakness, including using an accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. Additionally, we expect to hire a chief financial officer with public company experience and relieve our chief executive officer of his current chief financial officer duties.

Changes  in  Internal  Controls

Our certifying officer believes that we have sufficient compensating controls to minimize the risks associated with the material weakness identified by our independent auditors and discussed in the immediately preceding section of this
Item 3. In such regard, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties. There were no changes to internal controls during the quarter ended March 31, 2006 that have materially or that are reasonably likely to affect the internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 24, 2006 (Commission File No.: 0-5418), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.

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

On February 20, 2006, the Company entered into an agreement providing for the sale of and issuance of $221,000 in principal amount of its five-year convertible debenture to Dutchess. The convertible debentures bear interest at 10% per annum. The debenture is convertible into shares of the Company's Common Stock, at any time at the lesser of (i) the lowest closing bid price of the common stock between February 20, 2006 and the date of filing of a registration statement covering the resale of the shares underlying this convertible debenture, or (ii) $0.10. The Company issued 410,250 five year warrants having an exercise price of $ .10.

We believe the issuance of such common stock, convertible debenture and warrants are exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

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



Dated:  May  12,  2006

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