Form 10QSB
period 2006-06-30
WALKER FINANCIAL CORP
filed 2006-08-14
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                |X| QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a checkmark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).    Yes  __   No  X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 15,945,220 shares of the registrant's common stock, par value $.0001 per share, outstanding as of August 8, 2006.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes |_| No |X|

                          WALKER FINANCIAL CORPORATION
                                   Form 10-QSB
                           Quarter Ended June 30, 2006

Table of Contents

                                                                            Page
PART I  - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements:
 Condensed Consolidated Balance Sheet as of June 30,2006                     2
 Condensed Consolidated Statements of Operations for the
 Three and Six Months Ended June 30, 2006 and 2005                           3
 Condensed Consolidated Statements of Cash Flows for the
 Six Months Ended June 30, 2006 and 2005                                     4
 Notes to Condensed Consolidated Financial Statements                        5

Item 2. Management's Discussion and Analysis or Plan of Operation           14

Item 3. Controls and Procedures                                             19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19
Item 3.  Defaults Upon Senior Securities                                    20
Item 4.  Submission of Matters to a Vote of Security Holders                20
Item 5.  Other Information                                                  20
Item 6.  Exhibits                                                           20

Signatures                                                                  21

Exhibit Index                                                               22

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.


                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2006
                                  (Unaudited)
ASSETS
Current assets -
  Cash                                                              $   356,147
  Accounts receivable                                                    27,706
                                                                    -----------
   Total current assets                                                 383,853
                                                                    -----------

Property and equipment, net                                             122,409
Deferred financing costs, net                                            86,759
                                                                    -----------
   Total assets                                                     $   593,021
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current liabilities -
  Line of credit, bank                                              $   144,502
  Accounts payable and accrued expenses                                 673,586
  Bridge notes payable                                                  353,900
  Convertible bridge notes payable                                      375,000
  Notes payable                                                         147,000
  10% Senior subordinated secured convertible promissory notes           50,000
  12% Promissory note, net of debt discount of $ 225,984                674,016
  Due to officers-stockholders                                           51,020
  Accrued interest                                                       89,921
  Fair value of detachable warrants                                      89,900
  Fair value of embedded conversion options                             315,200
  Discontinued liabilities                                               15,440
                                                                    -----------
   Total current liabilities                                          2,970,183
                                                                    -----------
Long term liabilities -
12% Convertible debentures, net of debt discount of $145,498             18,187
10% Convertible debentures, net of debt discount of $154,375             19,297
                                                                    -----------
Total liabilities                                                     3,007,667
                                                                    -----------

Commitments

Stockholders' deficiency -
  Common stock, par value $.0001 per share, 100,000,000 shares
   authorized, 15,837,220 shares issued and outstanding                   1,583
  Additional paid-in capital                                          7,929,615
  Accumulated deficit                                               (10,345,844)
                                                                     ----------
     Total stockholders' deficiency                                  (2,414,646)
                                                                    -----------
      Total liabilities and stockholders' deficiency                $   593,021
                                                                    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                   For the Three Months            For the Six Months
                                                       Ended June 30,                 Ended June 30,

                                                      2006           2005          2006           2005

                                                 ------------   ------------    ----------   -----------
Net revenues                                     $    82,411    $    88,099     $ 170,606     $ 157,093
                                                 ------------   ------------    ----------   -----------
Operating expenses
   Compensation                                      162,635        143,349       295,496       327,699
   Professional fees                                  50,875        105,221       109,213       149,183
   Consulting fees                                   125,000         72,100       125,000       342,100
   Depreciation and amortization                      22,597         24,733        45,750        49,767
   General and administrative                        154,582         61,687       253,102       157,282
                                                  -----------    -----------    ----------   -----------
Total operating expenses                             515,689        407,090       828,561     1,026,031
                                                  -----------    -----------    ----------   -----------
   Operating loss                                   (433,278)      (318,991)     (657,955)     (868,938)
                                                  -----------    -----------    ----------   -----------
Other (expenses) income:
Debt conversion charge                                    --             --         --         (933,793)
Write off of assets                                       --       ( 20,806)        --         ( 20,806)
Change in fair value of detachable
  warrants and embedded conversion option             28,200             --        35,900          --
Gain on extinguishment of debt                                           --         4,450          --
Interest expense, net                               (250,953)      ( 69,241)     (319,345)     (262,952)
                                                  -----------    -----------    -----------  ------------
   Total other expenses                             (222,753)      ( 90,047)     (278,995)    (1,217,551)
                                                  -----------    -----------    -----------  ------------
     Net loss                                     $( 656,031)   $  (409,038)   $ (936,950)   $(2,086,489)
                                                  ===========    ===========    ===========  ===========



Per Share Information:
   Weighted average number of
     common shares outstanding                     14,546,011     13,532,081     14,216,331   13,668,773
                                                  ===========    ===========     ===========  ===========
   Basic and diluted net loss
    per common share                             $     (0.05)   $      (0.03)    $    (0.07)  $    (0.15)
                                                  ===========    ===========     ===========  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            For the Six
                                                               Months
                                                            Ended June 30,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $   (936,950)   $(2,086,489)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      45,750         49,767
      Compensatory element of stock issuances           125,000        105,000
      Amortization of deferred compensation                 --         210,000
      Debt conversion charge                                --         933,793
      Loss on disposal of assets                                        20,806
      Interest - deferred financing cost                 61,341        187,964
      Accretion of debt discount                        189,259         24,250
      Gain recognized in modification of debt           ( 4,450)            --
      Change in fair value of detachable warrants        10,300             --
      Change in fair value of embedded conversion
        option                                          (46,200)            --
          Changes in operating assets and liabilities:
           Accounts receivable, net                        (674)        (6,968)
           Prepaid expenses and other current assets      1,499          4,201
           Other assets                                      -           3,000
           Accounts payable and accrued expenses        140,671        198,276
           Accrued interest                              (2,672)        50,749
                                                     -----------    -----------
Net cash used in operating activities                  (417,126)      (305,651)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (1,300)           --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment under line of credit, bank                         --        (7,595)
 Repayments of advances from officers-stockholders       (77,351)       (10,000)
 Advances from officers-stockholder                           --         10,500
 Proceeds from sale of bridge notes                           --        201,000
 Repayment of bridge notes                               (21,100)            --
 Proceeds from convertible debentures                    346,000             --
 Repayment of convertible debentures                    (103,643)            --
 Fees paid in connection with debt acquisition          ( 98,025)      ( 48,750)
 Proceeds from debentures                                750,000
 Repayment of notes payable                              (58,000)
 Proceeds from sale of common stock                           --        100,000
                                                      -----------    -----------
     Net cash provided by financing activities           737,881        245,155
                                                     -----------    -----------
Net increase(decrease)in cash                            319,455        (60,496)
Cash - beginning of period                                36,692         79,328
                                                     -----------    -----------
Cash - end of period                                 $   356,147    $    18,832
                                                     ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            For the Six
                                                               Months
                                                            Ended June 30,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                       $   62,799      $      --
                                                     ===========    ===========
      Income taxes                                   $       --      $      --
                                                     ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Return and rescission of 85,000 shares of common
   stock for the return of a finance fee deposit     $   30,000     $       --
                                                     ===========    ===========
  Issuance of 12% convertible debentures
   from advances at December 31, 2005                $   95,000     $       --
                                                     ===========    ===========
  Issuance of 1,000,000 shares of common stock
    with sale of a $900,000 promissory note          $   94,000     $       --
                                                     ===========    ===========
  Issuance of 2,936,890 shares of common stock
    for the settlement of 10% senior subordinated
    secured convertible promissory notes and
    accrued interest                                 $       --     $  980,203
                                                     ===========    ===========
  93,750 warrants granted in connection
    with sale of $375,000 bridge notes               $       --     $   28,500
                                                     ===========    ===========
  187,500 warrants granted to agent in connection
    with sale of $375,000 bridge notes               $       --     $   57,600
                                                     ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION

Walker Financial Corporation (collectively with its subsidiaries, the "Company") markets various insurance and trust administration services products through two of its wholly-owned subsidiaries, National Preplanning, Inc. ("NPI") and American DataSource ("ADS"). NPI is a managing general insurance agency and third party marketer of insurance products, primarily health insurance to individuals and families, final expense insurance, to corporations, unions and affinity groups. ADS provides trust administration services to independent funeral homes, state master trusts and companies that own funeral homes or cemetery for pre-need funeral and cemetery trust accounts.

Through its wholly owned subsidiary, Kelly Color, Inc. ("Kelly Color"), the Company operated in the film processing business through February 2004.

BASIS  OF  PRESENTATION

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE  2  -  GOING  CONCERN  UNCERTAINTY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the six month period ended June 30, 2006, the Company incurred a net loss of $936,950, and had a working capital deficiency at June 30, 2006 of $2,586,330.

The Company has begun implementing various marketing plans to increase revenues for both NPI and ADS. Walker Financial is focusing its efforts on the marketing of financial products and services that benefit the baby boomer, senior and minority populations. Through its licensed subsidiary NPI Agency, Inc., Walker earns insurance commissions on the sale of various insurance products. Through its subsidiary American DataSource (``ADS''), the Company is engaged in the business of providing a complete line of administrative services for trust accounts. Walker is looking to expand its product offerings by adding various financial products and services, which may occur through acquisition opportunities, although there can be no assurance that this will occur.

     The Company has commenced the operation of its direct to consumer health insurance marketing and have hired ten licensed sales representatives to sell health insurance to individuals and families that indicate a desire to purchase these types of policies. The Company purchases qualified insurance leads from a variety of sources. The Company insurance sales counselors contact these individuals and guide them through the application process over the telephone and internet. The Company earns insurance commissions that are paid by the various insurance organizations whose product the company sells. When a policy becomes issued, the Company earns a percentage of the annual premium to be paid on that particular policy. The Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of any future sale of the Kelly Color property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. The Company's ability to raise capital may be affected by several factors including but not limited to default of its outstanding debt and a lack of liquidity of the Company's common stock.

               WALKER  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

As discussed further in Note 8 to the financial statements, the Company has entered into an agreement with Dutchess Private Equities Fund ("Dutchess" and "Dutchess Transaction") that provides for the sale to Dutchess of up to $10,000,000 of the common stock of the Company. The agreement limits the percentage of stock Dutchess will hold at any particular times to 4.99% of the Company's outstanding shares. Consequently, if Dutchess cannot sell the shares of the Company due to the lack of liquidity in the common stock of the Company, the Company's ability to be able to obtain money from Dutchess for acquisitions or to pay down the Company's current debt may be hindered or limited. Additionally, the Company's ability to raise capital outside of the Dutchess transaction may be affected by minimal revenues, the losses that the Company incurs and the stockholders deficiency as of June 30, 2006. As of June 30, 2006 the Company has not received any proceeds from the Investment Agreement. However, pursuant to a separate transaction, on May 25, 2006 the Company issued Dutchess a $900,000 promissory note for gross proceeds of $ 750,000.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant by using the Black-Scholes option pricing model.

As of June 30, 2006, the Company has no unvested options and did not grant any options to employees during the three and six months ended June 30, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the three and six months ended June 30, 2006, but may have a material impact if options are granted in the future.

                   WALKER  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  June  30,  2006
                                    (Unaudited)

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

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. No proforma disclosure has been presented for the three and six months ended June 30, 2005 due to the fact that all of the employee stock options were fully vested as of December 31,2004, and the Company did not grant any options during the three and six months ended June 30, 2005.

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

                                                     June  30,
                                         --------------------------------
                                              2006              2005
                                         ---------------  ---------------
Options                                              --           52,170
Warrants                                      2,406,156        1,169,906
Convertible  debt                             4,978,169        2,936,890
                                         ---------------  ---------------
                                              7,384,325        4,158,966
                                         ===============  ===============

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

NOTE  4  -  LINE  OF  CREDIT,  BANK

As of June 30, 2006, the Company has a credit facility which has an outstanding balance of approximately $145,000. The credit facility matures in July 2007. The Line of Credit is collateralized by a building located in North Carolina, which as of June 30, 2006, has been fully depreciated. The Line of Credit carries a stated interest rate of approximately 8.25% per annum and expires on July 1, 2007, the Company plans to renew its credit facility with similar terms.

NOTE  5  -  NOTES  PAYABLE

On March 15, 2000, the Company issued a 6% promissory note for $150,000. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. During the six months ended June 30, 2006, the Company made a payment of $ 10,000 under this note. As of June 30, 2006, the principal balance due under this note is $95,000.

On July 11, 2005, the Company sold and issued a note payable in the aggregate principal amount of $100,000. The maturity date of the note was November 30, 2005 and has a stated interest rate of 10% per annum. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. As of June 30, 2006, the principal balance due under this note is $ 52,000.

NOTE  6  -  BRIDGE  NOTES

In May 22, 2004 and August 4, 2004, The Company issued 6% Bridge Notes for $125,000 and $150,000, respectively. The bridge notes matured on January 15, 2006 through May 15, 2006. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of these notes. During the six months ended June 30, 2006, the Company made principal repayments of $ 21,100. As of June 30, 2006, the Company has outstanding 6% Bridge Notes of $353,900

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE  7  -  CONVERTIBLE  BRIDGE  NOTES

In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000. The convertible promissory notes matured in January 2006. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. The notes are convertible into common stock of the Company at $0.71 per share. During the six months ended June 30, 2006, the Company repaid accrued interest of $ 50,000. As of June 30, 2006 the principal balance due under the notes is $375,000.

NOTE  8-  DUTCHESS  TRANSACTION

On December 23, 2005, the Company entered into two definitive agreements with Dutchess Private Equities Fund, L.P. ["Dutchess"]. The agreements were subsequently amended on February 20, 2006. Both agreements require the Company to file a registration statement to register the shares of common stock underlying such agreements. The Company filed the registration statement on March 31, 2006, which went effective in May, 2006. As of June 30, 2006 the Company has not received any proceeds from the Investment Agreement.

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

During the six months ended June 30, 2006, the Company made principal repayments of $ 56,315

10%  CONVERTIBLE  DEBENTURE:

On February 20, 2006, the Company entered into an agreement providing for the sale of and issuance of $221,000 in principal amount of its five-year convertible debenture to Dutchess. The convertible debenture matures on December 22, 2010. The convertible debentures bear interest at 10% per annum. The convertible debenture is convertible into shares of the Company's common stock, at any time, at a conversion price of $0.10 per share The Company's obligation to repay the amounts outstanding under the Convertible Debentures is secured by substantially all of the Company's assets. In connection with the Convertible Debentures, the Company also granted warrants to purchase 412,500 shares of common stock. The warrants may be exercised for a period of five years at an exercise price of $0.10.

                  WALKER  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
             NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                June  30,  2006
                                   (Unaudited)

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

During the six months ended June 30, 2006, the Company made principal repayments of $ 47,328.

The warrants and the embedded conversion option were accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 05-4, View A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument." Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the six months ended June 30, 2006, the Company reflected a gain of approximately $76,700 representing the change in the value of the warrants and conversion option.

INVESTMENT  AGREEMENT:

On December 23, 2005, the Company entered into an investment agreement with Dutchess, such agreement was subsequently amended on February 20, 2006. The amended investment agreement provides for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the registration statement is declared effective. The agreement limits the percentage of stock Dutchess will hold at any particular times to 4.99% of the Company's outstanding shares as of June 30, 2006, Dutchess owned approximately 6% of the outstanding stock of the Company. The investment agreement will expire during the first quarter of 2009.

The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either:

(a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies its intent to sell shares, multiplied by the average of the three daily closing bid prices immediately preceding the date a put notice is delivered, or

(b) a number of shares having a value of $200,000. The Company may not submit a new put notice until after the completion of a previous sale under the investment agreement. The purchase price for the common stock to be sold shall be equal to 93% of the lowest closing best bid price of the common stock during the five-day period following the date the Company delivers a put notice.
Under the terms of the agreement, the Company is obligated to maintain an effective registration statement for the registration of the shares of common stock issuable upon conversion of the convertible debentures, exercise of the warrants and upon a sale under the investment agreement. The Company filed the registration statement on March 31, 2006 which was declared effective in May of 2006.

Should the Registration Statement be deemed stale or a suspension of the effectiveness of the Registration Statement occurs. The Company will have 3 business days to cure the default or the Company will be obligated to pay liquidated damages to the Investor in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every 30 days the registration statement default remains uncured.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

12%  PROMISSORY  NOTE:

On May 25, 2006, the Company sold and issued to Dutchess, for gross proceeds of $750,000,(a) a promissory note in the principal amount of $900,000 and therefore, the promissory note was recorded at a discount of $150,000. The debt discount of $150,000 will accrete to interest expense over the life of the debt; the imputed interest rate was approximately 12%. (b) In addition the Company issued 1,000,000 shares of the Company's common stock. The fair value of the common stock was valued at $94,000 and recorded as a deferred debt discount which will accrete to interest expense over the life of the debt. The promissory note is secured by substantially all of the assets of the Company. The promissory note matures on December 21, 2007. Payments made in satisfaction of the promissory note shall be drawn from each put under the February 20, 2006 investment agreement. The Company shall make payments to Dutchess in the amount of the greater of:

a)  50%  of  each  put  given  to  Dutchess  from  the  Company;  or,

b)  $75,000  until  the  face  amount  is  paid  in  full,  minus  any fees due.

The first payment is due on July 1, 2006 and each subsequent payment will be made at the closing of each put until the debenture is paid in full, with a minimum amount of $75,000 per month.

In the event that on the maturity date the Company has any remaining amounts unpaid, Dutchess can exercise its right to increase the face amount by 10% as an initial penalty and an additional 2.5% per month. In the event of default, at the option of Dutchess the debenture is converted to an 18% convertible debenture. The convertible debenture is convertible at the lesser of either

(i) 75% of the lowest closing bid price during the 15 trading days immediately preceding the notice of conversion, or
(ii) 100% of the lowest bid price for the 20 trading days immediately preceding the date of default.

In addition the agreement defined the option that at a future date Dutchess is entitled to request an additional 1,225,000 incentive shares of common stock from the Company, provided, however, that their issuance does not result in Dutchess owning more than 4.99% of the Company's total common stock outstanding. The option does not have a stated expiration date. As of June 30, 2006, Dutchess owned approximately 6% of the outstanding stock of the Company.

Under accounting guidance provided by EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the 1,225,000 incentive shares were identified as an instrument settled in a fixed amount of shares of the Company's common stock. The Company has determined that no liability treatment has been required for the incentive shares due to the instrument can be settled in unregistered shares; the Company has sufficient authorized shares; the instrument calls for a determinable amount of fixed shares and there are no provisions in the agreement that require cash payments for liquidating damages. Should management determine it necessary to issue in excess of approximately 28,700,000 shares in the future, Dutchess would be contractually allowed to call its option for the full 1,225,000 shares to increase its ownership percentage to the defined limit of 4.99%.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

During the six months ended June 30, 2006, the Company repaid $77,351 of the advances from the officers-stockholders previously advanced for working capital purposes. As of June 30, 2006, the total amount due to the officers-stockholders was $51,020.

The Company had an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. The Company has indicated it expects to renew the employment agreement with Mr. Segal to serve as the Company's president and chief executive officer through 2010, the agreement is expected to be finalized during the third quarter of 2006. As of June 30, 2006, the Company was in arrears in payment of Mr. Segal's salary in the amount of approximately $109,000 which is included on the condensed consolidated balance sheet as part of accounts payable and accrued expenses.

The Company has an employment agreement with Peter Walker, a director of the Company, through March 18, 2012. As of June 30, 2006, the Company was in arrears under Mr. Walker's employment agreement in the amount of approximately $129,000 which is included on the condensed consolidated balance sheet as part of accounts payable and accrued expenses.

NOTE  10  -  10%  SENIOR  SUBORDINATED  SECURED  CONVERTIBLE  PROMISSORY  NOTES

In December 2003, the Company sold and issued 10% senior subordinated secured convertible promissory notes. The notes were initially convertible into shares of the Company's common stock at conversion prices of $0.71 per share through December 5, 2005 and $1.25 thereafter. The notes carried a penalty and default interest provision at a stated monthly rate of 1.5% of the principal balance. As of June 30, 2006, the Company has a remaining principal balance of $50,000 due to the holders and is in default with the terms of the note.

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

On May 23, 2006, the Company amended its certificate of incorporation to decrease its par value from $0.10 to $0.0001; the decrease has been retroactively restated for all periods presented.

On May 29, 2006, the Company issued 500,000 shares of common stock to a consultant for services provided. The common stock was valued at $62,500. The shares vested immediately.

On June 5, 2006, the Company issued 500,000 shares of common stock to a consultant for services provided. The common stock was valued at $62,500. The shares vested immediately.

             WALKER  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
          NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 June  30,  2006
                                   (Unaudited)

NOTE  12  -  ECONOMIC  DEPENDENCY

MAJOR  CUSTOMERS

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the applicable periods

                      THREE  MONTHS  ENDED  JUNE  30,
                   2006       %          2005          %
               -----------  -----     -----------    -----
Customer  A     $  58,450    71%      $  60,870        69%
Customer  B     $  14,036    17%      $  14,759        17%
Customer  C     $   9,471    11%      $   9,356        11%

                       SIX  MONTHS  ENDED  JUNE  30,
                   2006        %         2005        %
               -----------   -----   -----------   -----
Customer  A     $  117,700    69%    $  101,908     65%
Customer  B     $   28,216    17%    $   29,866     19%
Customer  C     $   18,995    11%    $   18,525     12%

As of June 30, 2006, the Company's total accounts receivable, was due from 3 customers represented by the following table which sets forth balances owed from customers which accounted for at least 10% of accounts receivable.

                     AMOUNT          %
                 -------------     -----
Customer  A         $19,350          70%
Customer  B         $ 5,045         18%
Customer  C         $ 3,142         11%

NOTE  12  -  SUBSEQUENT  EVENTS

On July 25, 2006, the Company issued 30,000 shares of common stock for the settlement of $3,000 of the 12% Convertible Debentures.

On August 8, 2006, the Company issued 78,000 shares of common stock for the settlement of $7,800 of the 12% Convertible Debentures.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised.

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

As of June 30, 2006, we have no unvested options and did not grant any options to emloyees during the three and six months ended June 30, 2006. The adoption of SFAS 1238 did not effect the financial position, results of operations or cash flows for the three and six months ended June 30, 2006, but may have a material impact if options are granted in the future.

DERIVATIVE  FINANCIAL  INSTRUMENTS

The Emerging Issues Task Force ("EITF") Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In February 2006 the Company issued convertible debentures, entered into an investment agreement, a registration rights agreement and granted warrants. Based on the interpretive guidance in EITF Issue No. 05-4, Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities.

FINANCIAL  CONDITION  AND  LIQUIDITY

We have negative working capital of $ 2,586,330 at June 30, 2006 compared to negative working capital of $1,118,388 at December 31, 2005. A working capital deficiency or negative working capital results when the company's current liabilities exceed its current assets. Our working capital deficiency is the result of borrowings which are currently due or will become due within the next 12 months in addition to an increase in our accounts payable as the result of the accrual of management compensation not paid.

Net cash used in operating activities was $ 417,126 for the six months ended June 30, 2006 compared to net cash used in operating activities of $305,651 for the six months ended June 30, 2005.

There was $ 1,300 of cash used in investing activities for the six months ended June 30, 2006 for the purchase of property and equipment.

Net cash provided by financing activities was $737,881 for the six months ended June 30, 2006 as compared with $ 245,155 for the six months ended June 30, 2005. The increase is primarily the result of higher net proceeds received from the sale of debt.

As a result of these activities, our cash position increased to $ 356,147 as of June 30, 2006.

On December 23, 2005, the Company entered into two definitive agreements with Dutchess Private Equities Fund, L.P. ["Dutchess"]. The agreements were subsequently amended on February 20, 2006. Both agreements require the Company to file a registration statement to register the shares of common stock underlying such agreements. The registration statement was declared effective during May, 2006.

On December 23, 2005, the Company entered into an agreement providing for the sale of $220,000 in principal amount of five-year convertible debentures. The convertible debentures bear interest at 12% per annum and matures in December 2010. The Company's obligation to repay the amounts outstanding under the convertible debentures is secured by substantially all of the Company's assets.

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

Under the Investment Agreement, the Company was obligated to file a registration statement by January 13, 2006 for the registration of the shares of common stock issuable upon conversion of the convertible debentures, exercise of the warrants and upon a sale under the Investment Agreement. The Company is further obligated to use its best efforts to cause the SEC to declare the registration statement effective within 90 days after the filing date of the registration statement. The Company filed the registration agreement on January 11, 2006, and was declared effective in May, 2006.

Under the terms of the agreement, the Company is obligated to maintain an effective registration statement for the registration of the shares of common stock issuable upon conversion of the convertible debentures, exercise of the warrants and upon a sale under the investment agreement. Should the Registration Statement be deemed stale or a suspension of the effectiveness of the Registration Statement occurs. The Company will have 3 business days to cure the default or the Company will be obligated to pay liquidated damages to the Investor in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every 30 days the registration statement default remains uncured.

On February 20, 2006, the Company modified the December 23, 2005 Debenture Agreement that provided for the sale of $220,000 of five-year convertible debentures to Dutchess. The amendments to the agreement are as follows:
Convertible at any time at the lesser of (i) the lowest closing bid price of the Common Stock between December 12, 2005 and the date of filing of the Registration Statement, or (ii) $0.10. Additionally, the amendment removes the ability of Dutchess to switch the conversion price of the Debenture from a fixed price to one that is based on the market price of the Company's stock in the event of default and removes the right to use proceeds from the Investment

Agreement  to  redeem  the  Convertible  Debenture.
The Investment Agreement with Dutchess provides for the sale and issuance to Dutchess from time to time of up to $10,000,000 in shares of common stock for a period of up to 36 months from the date the registration statement is declared effective.

The amendment removes Dutchess's obligation under the investment agreement to take the shares under the agreement on the condition that the shares be free trading under the cover provisions of the Investment Agreement.

On February 20, 2006, the Company entered into a second agreement providing for the sale of and issuance of $221,000 in principal amount of its five-year convertible debenture to Dutchess. The convertible debentures bear interest at 10% per annum. The debenture is convertible into shares of the Company's Common Stock, at any time at the lesser of (i) the lowest closing bid price of the common stock between February 20, 2006 and the date of filing of a registration statement (lowest closing bid price of common stock exceeded $0.10 for the applicable period) covering the resale of the shares underlying this convertible debenture, or (ii) $0.10.

The Company's obligation to repay the amounts outstanding under the Convertible Debentures is secured by substantially all of the Company's assets.
In connection with the Convertible Debentures, the Company also granted warrants to purchase 412,500 shares of common stock. The warrants may be exercised for a period of five years at an exercise price of $0.10.

On May 25, 2006, the Company issued a promissory note to an accredited investor for an aggregate principal amount of $ 750,000. The note is non-interest bearing and is due on December 21, 2007. The obligation of the Company for payment of principal and interest under the note is secured by substantially all of the Company's assets. In connection with the note the Company granted to the Investor 1,000,000 shares of unregistered, restricted common stock. At a future date the Investor is entitled to request an additional 1,225,000 shares of common stock from the Company, provided, however, that their issuance does not result in the Investor owning more than 4.99% of the Company's total common stock outstanding.

There can be no assurance that the Company will be successful in any of its plans as discussed. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern.

PLAN  OF  OPERATIONS

     Walker Financial is focusing its efforts on the marketing of financial products and services that benefit the baby boomer, senior and minority populations. Through its licensed subsidiary NPI Agency, Inc., Walker earns insurance commissions on the sale of various insurance products. Through its subsidiary American DataSource (``ADS''), the Company is engaged in the business of providing a complete line of administrative services for trust accounts. Walker is looking to expand its product offerings by adding various financial products and services, which may occur through acquisition opportunities, although there can be no assurance that this will occur.

     We have commenced the operation of our direct to consumer health insurance marketing and have hired ten licensed sales representatives to sell health insurance to individuals and families that indicate a desire to purchase these types of policies. The Company purchases qualified insurance leads from a variety of sources. Our insurance sales counselors contact these individuals and guide them through the application process over the telephone and internet. The Company earns insurance commissions that are paid by the various insurance organizations whose product we sell. When a policy becomes issued, we earn a percentage of the annual premium to be paid on that particular policy.

We are seeking to expand our business by hiring additional licensed insurance counselors in addition to adding other insurance products.

     Although we have established a worksite and affinity marketing strategy by positioning the prearrangement of death care and other pre-need products as a voluntary or contributory benefit for corporations, unions, and affinity groups to offer their employees or members, it has not resulted in many sales and we have decided, for the time being, to slow down our efforts in this area and concentrate more on our most recent health insurance marketing.

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

In addition to the health insurance products we are currently marketing, the Company is desirous of adding other employee benefit products and services to market that benefit the baby boomer and senior populations. Products may include other insurance related products such as disability insurance, long term care, legal plans, reverse mortgages and other voluntary benefits. The Company may seek to acquire agencies and companies that currently market these other products.

     The Company entered the marketing of funeral funding products through its merger in March, 2002 with National Preplanning, Inc. and American DataSource, Inc. The Company was previously engaged in non-digital photographic development

Most of the marketing that is currently planned for National Preplanning's products are marketing that directs potential consumers to the company's enrollment website as well as its partners web enrollment site. Although the internet has seen a lot of growth in its use for the sale of various products on various websites, the use of the internet and websites for the sale of voluntary benefit products is relatively new. The company will closely monitor the success or lack thereof of its enrollment and marketing philosophy.

     NPI has only generated minimal revenues from its worksite marketing efforts and there can be no assurance that it will ever generate any substantial revenues from its worksite marketing efforts. The Company may decide to revert its National Preplanning marketing strategy to a more common approach such as print, radio and television advertising directed at individuals outside of worksite and affinity marketing

Whereas, NPI originally sought to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations the Company has changed its focus on potential acquisitions in the employee benefit, insurance, mortgage and worksite marketing areas which allow for the cross selling of its products in addition to other businesses which market products and services which benefit the baby boomer and senior population segments.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended  June  30,  2006

Net sales for the three months ended June 30, 2006 was $ 82,411 as compared to $ 88,099 for the three months ended June 30, 2005, almost all of which was which was generated by ADS. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved. American DataSource seeks to increase its revenues as a result of the loss of business from its largest client, Service Corporation International. Although American DataSource has achieved positive cash flow it still is achieving a net loss for book purposes and seeks to increase its revenues to halt this loss.

Operating expenses for the three months ended June 30, 2005 were $ 515,689. Operating expenses were composed of $ 162,635 of compensation expense, $ 50,875 of professional fees, consulting fees of $ 125,000, general and administrative expense of $ 154,582 and depreciation of $ 22,597.

The operating loss from operations for the three months ended June 30, 2006 was $ 433,278 as compared to $ 318,991 for the three months ended June 30, 2005. Although NPI has yet to generate any meaningful revenues the Company continues to incur losses relating to its infrastructure costs, administrative costs and costs incurred related to potential business acquisitions.

Interest expense for the three months ended June 30, 2006 was $ 250,953 as compared to interest expense for the three months ended June 30, 2005 of $
69,241. The increase in interest expense is primarily attributed to the early extinguishment of debt which accounted for a write-down of deferred financing fees and deferred debt discounts. Interest expense is derived by the costs of borrowing funds.

As a result of the foregoing, we incurred a net loss of $656,031 for the three months ended June 30, 2005 or $ .05 per share, compared to a net loss of $ 409,038 for the three months ended June 30, 2005 or $ .03 per share.

RESULTS  OF  OPERATIONS

Six  Months  Ended  June  30,  2006

Net sales for the six months ended June 30, 2006 were $ 170,606 versus $157,093 for the same period in 2005, almost all of which was generated by ADS. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved. American DataSource seeks to increase its revenues due to the loss of its largest client, Service Corporation International.

Operating  expenses  for  the  six  months  ended  June 30, 2006 were $ 828,561.
Operating expenses for the six months ended June 30, 2005 were $ 1,026,031. Interest expense for the six months ended June 30, 2006 was approximately $ 319,345 as compared to interest expense for the six months ended June 30, 2005 of $ 262,952. The increase in interest expense is primarily attributed to the early extinguishment of debt, which accounted for a write-down of deferred financing fees and deferred debt discounts. The increase from the prior year relates to our interest expense related to the issuance of additional convertible debt and a promissory note interest expense related to the company's other outstanding debt.

As a result of the foregoing, we incurred a net loss of $ $936,950 for the six months ended June 30, 2006 or $ .07 per share as compared to a net loss of $ 2,086,489 or $ .15 per share for the six months ended June 30, 2005. Of the loss incurred for the six months ended June 30, 2006, $ 295,496 was compensation expense, $ 109,213 were professional fees, $ 125,000 were related to consulting expenses and $ 253,102 were general and administrative expenses and $ 45,750 was depreciation expense. Of the loss for the six months ended June 30, 2005, $ 933,793 is attributable to a debt conversion charge and $ 262,952 is attributable to interest expense.

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

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were ineffective for those material weaknesses discussed in the following paragraph.

During November 2004, our independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such Stock-based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be made by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations. We have implemented certain procedures to help minimize the risks associated with this material weakness, including using an accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. Additionally, we expect to hire a chief financial officer with public company experience to relieve our chief executive officer of his current chief financial officer duties.

CHANGES  IN  INTERNAL  CONTROLS

Our certifying officer believes that we have sufficient compensating controls to minimize the risks associated with the material weakness identified by our independent auditors and discussed in the immediately preceding section of this
Item 3. In such regard, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties. There were no changes to internal controls during the quarter ended June 30, 2006 that have materially or that are reasonably likely to affect the internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. On May 25, 2006, the Company sold and issued to Dutchess, for gross proceeds of $750,000,(a) a promissory note in the principal amount of $900,000, the promissory note was recorded at a discount of $150,000. The debt discount of $150,000 will accrete to interest expense over the life of the debt; the imputed interest rate was approximately 12%. (b) In addition the Company issued 1,000,000 shares of the Company's common stock. The fair value of the common stock was valued at $92,100 and recorded as a deferred debt discount which will accrete to interest expense over the life of the debt. The promissory note matures on December 21, 2007. Payments made in satisfaction of the promissory note shall be drawn from each put under the February 20, 2006 investment agreement. The Company shall make payments to Dutchess in the amount of the greater of:

a)  50%  of  each  put  given  to  Dutchess  from  the  Company;  or,
b)  $75,000  until  the  face  amount  is  paid  in  full,  minus  any fees due.

The first payment is due on July 1, 2006 and each subsequent payment will be made at the closing of each put until the debenture is paid in full, with a minimum amount of $75,000 per month. At a future date Dutchess is entitled to request an additional 1,225,000 shares of common stock from the Company, provided, however, that their issuance does not result in Dutchess owning more than 4.99% of the Company's total common stock outstanding. As of June 30, 2006, Dutchess owned approximately 6% of the outstanding stock of the Company.

In the event that on the maturity date the Company has any remaining amounts unpaid, Dutchess can exercise its right to increase the face amount by 10% as an initial penalty and an additional 2.5% per month. In the event of default, at the option of Dutchess the debenture is converted to an 18% convertible debenture. The convertible debenture including interest and penalties at the lesser of either

(i) 75% of the lowest closing bid price during the 15 trading days immediately preceding the notice of conversion, or

(ii) 100% of the lowest bid price for the 20 trading days immediately preceding the date of default.

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

On February 20, 2006, the Company entered into an agreement providing for the sale of and issuance of $221,000 in principal amount of its five-year convertible debenture to Dutchess. The convertible debentures bear interest at 10% per annum. The debenture is convertible into shares of the Company's Common Stock, at any time at the lesser of (i) the lowest closing bid price of the common stock between February 20, 2006 and the date of filing of a registration statement covering the resale of the shares underlying this convertible debenture (lowest closing bid price of common stock exceeded $0.10 for the applicable period), or (ii) $0.10. The Company issued 410,250 five year warrants having an exercise price of $ .10.

On May 29, 2006, the Company issued 500,000 shares of common stock to a consultant for services provided. The common stock was valued at $62,500. On June 5, 2006, the Company issued 500,000 shares of common stock to a consultant for services provided. The common stock was valued at $62,500. We believe the issuance of such common stock, convertible debenture and warrants are exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.
None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
None.

ITEM  5.  OTHER  INFORMATION.
None.

ITEM  6.  EXHIBITS.
Set  forth  below  is  a  list  of the exhibits to this Quarterly Report on Form
10-QSB.
Exhibit

Number  Description
-------------------

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

Dated:  August   14,  2006

                          WALKER FINANCIAL CORPORATION

By:  /s/  Mitchell  S.  Segal
     -------------------------------------
     Mitchell  S.  Segal,  President

EXHIBIT  INDEX
Exhibit

Number  Description
-------------------

31.2 Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.

32.2 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Mitchell S. Segal in his capacity as chief executive officer and chief financial officer of the registrant.