Form 10QSB
period 2006-09-30
WALKER FINANCIAL CORP
filed 2006-11-20
CIK 104224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             (Mark One)
                |X| QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 28,105,540 shares of the registrant's common stock, par value $.0001 per share, outstanding as November 10, 2006.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes |_| No |X|

                          WALKER FINANCIAL CORPORATION
                                   Form 10-QSB
                        Quarter Ended September 30, 2006

Table  of  Contents

                                                                            Page
PART  I  -  FINANCIAL  INFORMATION

Item  1.  Unaudited  Condensed  Consolidated  Financial  Statements:
 Condensed  Consolidated  Balance Sheet as of September 30, 2006               3
 Condensed  Consolidated  Statements  of  Operations  for  the
 Three  and  Nine Months Ended September 30, 2006 and 2005                     4
 Condensed  Consolidated  Statements  of  Cash  Flows  for  the
 Three  and  Nine Months Ended September 30, 2006 and 2005                     6
 Notes  to  Condensed Consolidated Financial Statements                        7

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

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 September 30, 2006
                                  (Unaudited)
ASSETS
Current assets
  Cash                                                              $    71,948
  Accounts receivable                                                    27,617
                                                                    -----------
   Total current assets                                                  99,565
                                                                    -----------

Property and equipment, net                                             116,328
Deferred financing costs, net                                            85,560
                                                                    -----------
   Total Assets                                                     $   301,453
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current liabilities
  Line of credit, bank                                              $   139,042
  Accounts payable and accrued expenses                                 747,729
  Bridge notes payable                                                  340,000
  Convertible bridge notes payable - current                            140,625
  Notes payable                                                         113,828
  10% Senior subordinated secured convertible promissory notes           50,000
  Promissory notes, net of debt discount of $249,356                    865,354
  Due to officers-stockholders                                           34,520
  Fair value of detachable warrants                                      14,600
  Fair value of embedded conversion option                               55,300
  Discontinued liabilities                                               15,440
                                                                    -----------
   Total current liabilities                                          2,516,438
                                                                    -----------
Long term liabilities
12% Convertible debenture, net of debt discount of $131,857              46,476
10% Convertible debenture, net of debt discount of $139,902              46,678
Convertible bridge notes payable                                        224,750
                                                                    -----------
Total Liabilities                                                     2,834,342
                                                                    -----------
Commitments

Stockholders' deficiency
  Common stock, par value $.0001 per share, 100,000,000
   authorized, 16,584,020 shares issued and outstanding                   1,658
  Additional paid-in capital                                          8,032,179
  Accumulated deficit                                               (10,566,726)
                                                                     ----------
     Total stockholders' deficiency                                  (2,532,889)
                                                                    -----------
      Total liabilities and stockholders' deficiency                $   301,453
                                                                    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                    For the Three Months         For the Nine Months
                                                     Ended September 30,         Ended September 30,

                                                     2006           2005         2006           2005

                                                 ------------   ------------    -----------  -----------
Net revenues                                     $   146,176    $    85,490     $ 316,782     $ 242,583
                                                 ------------   ------------    -----------  -----------
Operating expenses
   Compensation                                      211,214        155,485       506,710       483,184
   Professional fees                                  40,750         26,102       149,963       175,285
   Consulting fees                                    13,750         54,000       138,750       396,100
   Depreciation and amortization                      23,535         17,850        69,285        67,617
   General and administrative                        213,509         99,924       466,611       257,206
                                                  -----------    -----------    -----------   ----------
Total operating expenses                             502,758        353,361     1,331,319      1,379,392
                                                  -----------    -----------    -----------   ----------
   Operating loss                                   (356,582)      (267,871)   (1,014,537)    (1,136,809)

Other income (expense):
Debt conversion charge                                    --             --          --         (933,793)
Write off of Assets                                       --             --          --         ( 20,806)
Change in fair value of detachable
  warrants and embedded conversion option            267,800             --        303,700           --
Gain on extinguishment of debt                                           --          4,450           --
Interest expense, net                               (132,100)      ( 48,617)      (451,445)     (311,569)
                                                  -----------    -----------    -----------   -----------

   Total other income (expense)                      135,700       ( 48,617)      (143,295)   (1,266,168)
                                                  -----------    -----------    -----------  ------------
     Net loss                                     $( 220,882)   $  (316,488)   $(1,157,832)  $(2,402,977)
                                                  ===========    ===========    ===========  ============



Per Share Information:
   Weighted average number of
     common shares outstanding                     16,055,079     13,687,220     14,838,260   13,476,483
                                                  ===========    ===========     ===========  ===========
   Basic and diluted net loss
    per common share                             $     (0.01)   $      (0.02)    $    (0.08)  $    (0.18)
                                                  ===========    ===========     ===========  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            For the Nine
                                                               Months
                                                         Ended September 30,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (1,157,832)  $(2,402,977)
                                                     -----------    -----------

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      51,831         67,617
      Compensatory element of stock issuances           138,750        105,000
      Compensatory element of stock issuance-interest     1,740           --
      Amortization of deferred compensation                 --         262,500
      Debt conversion charge                                --         933,793
      Loss on disposal of assets                                        20,806
      Interest - deferred financing cost                 87,615        214,461
      Accretion of debt discount                        222,861         31,375
      Amortization of imputed interest                   38,644
      Gain recognized in modification of debt           ( 4,450)            --
      Change in fair value of detachable warrants       (64,600)            --
      Change in fair value of embedded conversion
        option                                         (239,100)            --
          Changes in operating assets and liabilities:
           Accounts receivable, net                        (585)        (7,914)
           Prepaid expenses and other current assets      1,499          4,201
           Other assets                                      -           9,949
           Accounts payable and accrued expenses        151,987        244,685
           Accrued interest                                (307)        65,744
                                                     -----------    -----------
Net cash used in operating activities                  (771,947)      (450,760)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (1,300)          (803)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Repayments) proceeds under line of credit, bank         (8,662)         6,829
 Proceeds from sale of bridge notes                           --        125,000
 Repayment of bridge notes                               (35,000)          --
 Proceeds from convertible bridge notes                       --        201,000
 Repayment of convertible bridge notes                  (  9,625)          --
 Proceeds from notes payable                                  --        100,000
 Repayment of notes payable                              (91,172)          --
 Proceeds from promissory notes                          975,000           --
 Repayment of promissory notes                           (75,000)          --
 Advances from officer-stockholders                           --         13,450
 Repayment of advances to officer-stockholders          ( 93,851)       (27,000)
 Proceeds from convertible debentures                    346,000           --
 Repayment of convertible debentures                     (76,087)          --
 Fees paid in connection with debt acquisition          (123,100)      ( 48,750)
 Proceeds from sale of common stock                           --        100,000
                                                      -----------    -----------
     Net cash provided by financing activities           808,503        470,529
                                                      -----------    -----------
Net increase in cash                                      35,256         18,966
Cash - beginning of period                                36,692         79,328
                                                     -----------    -----------
Cash - end of period                                 $    71,948    $    98,294
                                                     ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            For the Nine
                                                               Months
                                                      Ended September 30, 2006,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                       $  117,237     $       --
                                                     ===========    ===========
      Income taxes                                   $       --     $       --
                                                     ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Return and rescission of 85,000 shares of common
   stock for the return of a finance fee deposit     $   30,000     $       --
                                                     ===========    ===========
  Conversion of advances to 12% convertible
   debentures                                        $   95,000     $       --
                                                     ===========    ===========
  Issuance of 1,000,000 shares of common stock
    with the sale of a $ 900,000 promissory note     $   94,000     $       --
                                                     ===========    ===========
  Reclassification of derivative liabilities
    upon repayment of debt                           $   66,600     $       --
                                                     ===========    ===========
  Issuance of 150,000 shares of common stock
    for the settlement of 12% Promissory Notes       $    2,790     $       --
                                                     ===========    ===========
  Issuance of 346,800 shares of common stock
    for the settlement of $ 17,759 of accrued
    interest and a stock based compensation charge
    of $ 1,740 for interest                          $   19,499     $       --
                                                     ===========    ===========
  Issuance of 2,936,890 shares of common stock
    for the settlement of $ 980,203 of 10% Senior
    Subordinated Secured Convertible Promissory
    Notes and accrued interest                       $       --     $   980,203
                                                     ===========    ===========
  93,750 warrants granted in connection
    with sale of $375,000 bridge notes               $       --     $    28,500
                                                     ===========    ===========
  187,500 warrants granted to agent in connection
    with sale of $375,000 bridge notes               $       --     $    57,600
                                                     ===========    ===========
  175,500 warrants granted to agent in connection
    with sale of $125,000 bridge notes               $       --     $    36,100
                                                     ===========    ===========
  17,500 warrants granted to agent in connection
    with sale of $250,000 bridge notes               $       --     $     3,600
                                                     ===========    ===========

    These accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2006
                                   (Unaudited)

NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION

Walker Financial Corporation (collectively with its subsidiaries, the "Company") markets various insurance and trust administration services products through three of its wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), So Insure, Inc. ("SI") (Note 12) and American DataSource ("ADS"). NPI and SI are insurance agencies and third party marketer of insurance products, primarily health insurance to individuals and families, final expense insurance, to corporations, unions and affinity groups. SI was recently established to be our face to consumer marketing arm for the sale of a variety on insurance products, primarily health and life insurance. In order to avoid the duplication of licensing fees and costs it is the Company's intention to have SI become our only licensed insurance entity over time. ADS provides trust administration services to independent funeral homes, state master trusts and companies that own funeral homes or cemetery for pre-need funeral and cemetery trust accounts. Through its wholly owned subsidiary, Kelly Color, Inc. ("Kelly Color"), the Company operated in the film processing business through February 2004.

BASIS  OF  PRESENTATION

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE  2  -  GOING  CONCERN  UNCERTAINTY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern.
However, for the nine month period ended September 30, 2006, the Company incurred a net loss of $1,157,832 and had a working capital deficiency at September 30, 2006 of $2,416,873.

The Company has implemented various marketing plans to increase revenues for both NPI, SI and ADS. Walker Financial is focusing its efforts on the marketing of financial products and services that benefit the baby boomer, senior and minority populations. Through its licensed subsidiary NPI Agency, Inc. and So Insure, Inc., Walker earns insurance commissions on the sale of various insurance products. Through its subsidiary American DataSource (``ADS''), the Company is engaged in the business of providing a complete line of administrative services for trust accounts. Walker is looking to expand its product offerings by adding various financial products and services, which may occur through acquisition opportunities, although there can be no assurance that this will result in meaningful revenues.

The Company has commenced the operation of its direct to consumer health insurance marketing and has hired licensed sales representatives to sell health insurance to individuals and families that indicate a desire to purchase these types of policies. The Company purchases qualified insurance leads from a variety of sources. The Company insurance sales counselors contact these individuals and guide them through the application process over the telephone and internet. The Company earns insurance commissions that are paid by the various insurance organizations whose product the Company sells. When a policy is issued, The Company earns a percentage of the annual premium to be paid on that particular policy.

The Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of any future sale of the Kelly Color property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. The Company's ability to raise capital may be affected by several factors including but not limited to default of its outstanding debt and a lack of liquidity of the Company's common stock. As discussed further in Note 8 to the financial statements, the Company has entered into an agreement with Dutchess Private Equities Fund ("Dutchess" and "Dutchess Transaction") that provides for the sale to Dutchess of up to $10,000,000 of the common stock of the Company. The agreement limits the percentage of stock Dutchess will hold at any particular times to 4.99% of the Company's outstanding shares. Consequently, if Dutchess cannot sell the shares of the Company due to the lack of liquidity in the common stock of the Company, the Company's ability to be able to obtain money from Dutchess for acquisitions or to pay down the Company's current debt may be hindered or limited. Additionally, the Company's ability to raise capital outside of the Dutchess transaction may be affected by minimal revenues, the Company's recurring losses and the stockholders' deficiency of $2,532,889 as of September 30, 2006.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2006

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

NOTE  3  -  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Walker and its wholly-owned subsidiaries NPI, SI, Kelly Color and ADS collectively referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation.

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

REVENUE  RECOGNITION
Administrative revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund.

Insurance commissions are earned by the Company from the various insurance organizations whose product the Company sells. When a policy becomes issued, the Company earns a percentage of the annual premium to be paid on that particular policy. Revenue earned from commissions are recognized in the period services are performed.

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

As of September 30, 2006, the Company has no unvested options and did not grant any options to employees during the nine months ended September 30, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the three and nine months ended September 30, 2006, but may have a material impact if options are granted in the future.

Prior to the Company's adoption to SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company's stock based awards had been determined in accordance with the fair value method described therein. The Company had previously adopted the disclosure portion of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement change of control. etc.)

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. No proforma disclosure has been presented for the three and nine months ended September 30, 2005 due to the fact that all of the employee stock options were fully vested as of December 31, 2004, and the Company did not grant any options during the three and nine months ended September 30, 2005.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2006
                                   (Unaudited)
NET  LOSS  PER  SHARE
SFAS No. 128, "Earnings per Share." requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding options, warrants and convertible securities, as set forth below, are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

                                                  September  30,
                                         --------------------------------
                                             2006                2005
                                         ---------------  ---------------
Options                                               --           52,170
Warrants                                       2,406,156        1,643,656
Convertible  debt                              4,203,743          598,592
                                         ---------------  ---------------
                                               6,609,899        2,294,418
                                         ===============  ===============

NEW  ACCOUNTING  PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2006
                                   (Unaudited)

RECLASSIFICATIONS

Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported earnings.

NOTE  4  -  LINE  OF  CREDIT,  BANK
As of September 30, 2006, the Company has a credit facility which has an outstanding balance of approximately $139,000. The credit facility matures in July 2007. The Line of Credit is collateralized by a building located in North Carolina, which as of September 30, 2006, has been fully depreciated. The Line of Credit carries a stated interest rate of approximately 8.25% per annum, the Company plans to renew its credit facility with similar terms.

NOTE  5  -  NOTES  PAYABLE

On March 15, 2000, the Company issued a 6% promissory note for $150,000. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. As of September 30, 2006, the principal balance due under this note is $90,000. On July 11, 2005, the Company sold and issued a note payable in the aggregate principal amount of $100,000. The maturity date of the note was November 30, 2005 and has a stated interest rate of 10% per annum. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. As of September 30, 2006, the principal balance due under this note is approximately $ 24,000. During the nine months ended September 30, 2006, the Company made repayments of approximately $ 91,200 under these notes.

NOTE  6  -  BRIDGE  NOTES

In May 22, 2004 and August 4, 2004, The Company issued 6% Bridge Notes for $125,000 and $250,000, respectively. The bridge notes matured on January 15, 2006 through May 15, 2006. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of these notes.

On September 20, 2005, the Company sold a note payable for proceeds of $125,000; the bridge note has a stated interest rate of 10% per annum. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note.

During the nine months ended September 30, 2006, the Company made principal repayments due under these notes of $ 35,000. As of September 30, 2006, the principal balances due under these notes is $340,000.

NOTE  7  -  CONVERTIBLE  BRIDGE  NOTES

In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000. The convertible promissory notes matured in January 2006. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. The notes are convertible into common stock of the Company at $0.71 per share. During the nine months ended September 30, 2006, the Company repaid accrued interest of approximately $ 50,000. On July 20, 2006, the Company entered into an allonge to the 10% Convertible Promissory Note which (i) increased the interest rate to 16%; (ii) established the maturity date to July 15, 2008; and (iii) removes the defaults under the Notes. Under the terms of the allonge the Company is required to make future minimum monthly payments that increase from $9,375 to $28,125 over the life of the loan. As of September 30, 2006, the principal balance due under this note is $365,375.

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

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2006
                                   (Unaudited)

12  %  CONVERTIBLE  DEBENTURES:

On January 11, 2006, the Company closed its agreement providing for the sale of $220,000 in principal amount of five-year convertible debentures. The convertible debentures bear interest at 12% per annum and mature in December 2010. The gross proceeds of $220,000, of which $95,000 was advanced to the Company during the year ended December 31, 2005, were recorded net of a discount of $219,200. The debt discount was calculated using the Black Scholes option valuation model of approximately $175,600 for the embedded conversion option and approximately $43,600 for the 423,077 warrants granted.

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

During the nine months ended September 30, 2006, the Company made principal repayments of $ 41,667, as a result of the repayment the Company reclassified $28,800 of the embedded conversion option to additional paid in capital. As of September 30, 2006, the principal balance due under this obligation was $178,333.

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

During the nine months ended September 30, 2006, the Company made principal repayments of $ 34,420, as a result of the repayment the Company reclassified $37,800 of the embedded conversion option to additional paid in capital. As of September 30, 2006, the principal balance due under this obligation was $186,580.

The warrants and the embedded conversion option were accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 05-4, view A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument." Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the nine month period ended September 30, 2006, the Company reflected a gain of approximately $344,500 representing the change in the value of the warrants and embedded conversion option.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2006
                                   (Unaudited)

INVESTMENT  AGREEMENT:

On December 23, 2005, the Company entered into an investment agreement with Dutchess Such agreement was subsequently amended on February 20, 2006. The amended investment agreement provides for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the registration statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either:

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

The purchase price for the common stock to be sold shall be equal to 93% of the lowest closing best bid price of the common stock during the five-day period following the date the Company delivers a put notice. Under the terms of the investment agreement Dutchess is limited to owning more than 4.99% of the Company's total common stock outstanding.

The Company is obligated to file a registration statement for the registration of the shares of common stock issuable upon conversion of the convertible debentures, exercise of the warrants and upon the sale of common shares under the investment agreement. The Company filed the registration statement on March 31, 2006 which was declared effective in May 2006.

For the nine months ended September 30, 2006, the Company has not received any proceeds under the Investment Agreement and has issued 496,800 shares of its common stock for the settlement of obligations owed to Dutchess aggregating approximately $22,300.

DUTCHESS  PROMISSORY  NOTES

During the nine months ended September 30, 2006, the Company issued to Dutchess promissory notes aggregating $1,125,000. The promissory notes consisted of the following.

PROMISSORY  NOTE  -  MAY  25,  2006:

On May 25, 2006, the Company sold and issued to Dutchess, for gross proceeds of $750,000 promissory note in the principal amount of $900,000 and therefore, the promissory note was recorded at a discount of $150,000. The debt discount of $150,000 will accrete to interest expense over the life of the debt; the effective interest rate was approximately 12%. In addition, the Company issued 1,000,000 shares of the Company's common stock. The fair value of the common stock was valued at $94,000 and recorded as a deferred debt discount which will accrete to interest expense over the life of the debt. The promissory note is secured by substantially all of the assets of the Company. The promissory note matures on December 21, 2007. Payments made in satisfaction of the promissory note shall be drawn from each put under the February 20, 2006 investment agreement. The Company shall make payments to Dutchess in the amount of the greater of:

a)   50% of  each  put  given  to  Dutchess  from  the  Company;  or,

b)   $75,000  until  the  face  amount  is  paid  in  full,  minus any fees due.

The first payment was due on July 1, 2006. Each subsequent payment will be made at the closing of each put until the debenture is paid in full, with a minimum amount of $75,000 per month.

In the event that on the maturity date the Company has any remaining amounts unpaid, Dutchess can exercise its right to increase the face amount by 10% as an initial penalty and an additional 2.5% per month as liquidated damages. In the event of default, at the option of Dutchess, the promissory note is convertible into an 18% convertible debenture. The convertible debenture is convertible at the lesser of either

(i) 75% of the lowest closing bid price during the 15 trading days immediately preceding the notice of conversion, or

(ii) 100% of the lowest bid price for the 20 trading days immediately preceding the date of default.

During the nine month period ended September 30, 2006, the Company made principal repayments of $75,000. As of September 30, 2006, the principal balance owed under this obligation is $825,000.

In addition, as per the agreement Dutchess is entitled at any time to request up to an additional 1,225,000 shares of common stock from the Company, provided, however, that their issuance does not result in Dutchess owning more than 4.99% of the Company's total common stock outstanding. The option does not have a stated expiration date.

Under accounting guidance provided by EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the 1,225,000 incentive shares were identified as an instrument settled in a fixed amount of shares of the Company's common stock. The Company has determined that the recording of a liability is not required for the shares since the instrument can be settled in unregistered shares; the Company has sufficient authorized shares; the instrument calls for a determinable amount of fixed shares and there are no provisions in the agreement that require cash payments for liquidating damages.

PROMISSORY  NOTE  -  AUGUST  15,  2006:

On August 15, 2006, the Company sold and issued to Dutchess, for gross proceeds of $225,000,(a) a 0% promissory note in the principal amount of $292,500 and therefore, the promissory note was recorded at a discount of $67,500. The debt discount of $67,500 will accrete to interest expense over the life of the debt; the effective interest rate was approximately 27%. The promissory note is secured by substantially all of the assets of the Company. The promissory note matures on August 15, 2007. Payments made in satisfaction of the promissory note shall be drawn from each put under the February 20, 2006 investment agreement. The Company shall make payments to Dutchess in the amount of the greater of:

a)   50% of  each  put  given  to  Dutchess  from  the  Company;  or,

b)   $20,000  until  the  face  amount  is  paid  in  full,  minus any fees due.

In the event that on the maturity date the Company has any remaining amounts unpaid, Dutchess can exercise its right to increase the face amount by 10% as an initial penalty and an additional 2.5% per month for liquidated damages. In the event of default, at the option of Dutchess the debenture is converted to an 18% convertible debenture. The convertible debenture is convertible at the lesser of either

(i) 75% of the lowest closing bid price during the 15 trading days immediately preceding the notice of conversion, or

(ii) 100% of the lowest bid price for the 20 trading days immediately preceding the date of default.

As  of  September  30,  2006,  the  Company owed $289,710 under this obligation.

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

During the nine months ended September 30, 2006, the Company repaid approximately $ 93,900 of the advances previously advanced for working capital purposes. As of September 30, 2006, the total amount due to the officers-stockholders was $ 34,520.

The Company had an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. The Company has indicated it expects to renew the employment agreement with Mr. Segal to serve as the Company's president and chief executive officer through 2010. As of September 30, 2006, the Company was in arrears in payment of Mr. Segal's salary in the amount of approximately $214,280 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses.
The Company has an employment agreement with Peter Walker through March 18, 2012. As of September 30, 2006, the Company was in arrears under Mr. Walker's employment agreement in the amount of approximately $154,120, which is included on the consolidated balance sheet as part of accounts payable and accrued expenses.

                  WALKER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2006
                                   (Unaudited)

NOTE  10  -  10%  SENIOR  SUBORDINATED  SECURED  CONVERTIBLE  PROMISSORY  NOTES

In December 2003, the Company sold and issued 10% senior subordinated secured convertible promissory notes. The notes were initially convertible into shares of the Company's common stock at conversion prices of $0.71 per share through December 5, 2005 and $1.25 thereafter. The notes carried a penalty and default interest provision at a stated monthly rate of 1.5% of the principal balance. As of September 30, 2006, the Company has a remaining principal balance of $50,000 due to the holders and is in default with the terms of the note.

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

On May 29, 2006, the Company issued 500,000 shares of common stock to a consultant for services provided. The common stock was valued using the market value of such shares at $62,500. The shares vested immediately.

On June 5, 2006, the Company issued 500,000 shares of common stock to a consultant for services provided. The common stock was valued using the market value of such shares at $62,500. The shares vested immediately.

On July 25, 2006, the Company issued 30,000 shares of common stock for the settlement of $3,000 of accrued interest.

On August 8, 2006, the Company issued 78,000 shares of common stock for the settlement of $7,800 of accrued interest.

On August 31, 2006, the Company issued 250,000 shares of common stock to a consultant for services provided. The common stock was valued using the market value of such shares at $13,750.

On August 31, 2006, the Company issued 153,800 shares of common stock for the settlement of $4,577 of accrued interest and a stock based compensation charge of $ 1,144 as a redemption fee.

On September 11, 2006, the Company issued 45,000 shares of common stock for the settlement of $1,339 of accrued interest and a stock based compensation charge of $335 as a redemption fee.

On September 18, 2006, the Company issued 40,000 shares of common stock for the settlement of $1,043 of accrued interest and a stock based compensation charge of $261 as a redemption fee.

On September 27, 2006, the Company issued 150,000 shares of common stock for the settlement of $2,790 of the 12% Promissory Notes.

NOTE  12  -  SO  INSURE,  INC.
On June 16, 2006 the Company formed a new corporation under the state laws of Texas, So Insure, Inc., a wholly owned subsidiary, for the purpose of marketing and selling health insurance policies.

NOTE  13  -  ECONOMIC  DEPENDENCY

MAJOR  CUSTOMERS

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the applicable periods

                   THREE  MONTHS  ENDED  SEPTEMBER  30,
                   2006       %          2005          %
               -----------  -----     -----------    -----
Customer  A     $  58,050     40%      $  59,250        69%
Customer  B     $     --      --%      $  14,690        17%
Customer  C     $     --      --%      $   9,146        11%


                   NINE  MONTHS  ENDED  SEPTEMBER  30,
                   2006        %         2005        %
               -----------   -----   -----------   -----
Customer  A     $  175,750      55%  $  161,158      66%
Customer  B     $   42,020      13%  $   44,556      18%
Customer  C     $       --      --%  $   27,670      11%


As of September 30, 2006, the Company's total accounts receivable, due from those customers is represented by the following table which sets forth balances owed from customers which accounted for at least 10% of accounts receivable.

                     AMOUNT          %
                 -------------     -----
Customer  A         $19,350          70%
Customer  B         $ 4,970          18%
Customer  C         $ 3,129          11%

NOTE  14  -  SUBSEQUENT  EVENTS

- On October 4, 2006, the Company issued 1,344,086 shares of common stock for the repayment of $25,000 of certain debt obligations owed to Dutchess.

- On October 5, 2006, the Company issued 2,454,434 shares of common stock to Dutchess for net cash proceeds of $34,287.

- On October 20, 2006, the Company issued 550,000 shares of common stock for the repayment of $5,610 of certain debt obligations owed to Dutchess.

- On October 26, 2006, the Company issued 405,000 shares of common stock for the repayment of $3,405 of certain debt obligations owed to Dutchess.

- On October 30, 2006, the Company issued 2,920,000 shares of common stock for the settlement of $24,528 of certain debt obligations owed to Dutchess

- On November 6, 2006, the Company issued 3,848,000 shares of its common stock for the settlement of $43,098 of certain debt obligations owed to Dutchess.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. INTRODUCTORY COMMENT - TERMINOLOGY

Throughout this Quarterly Report on Form 10-QSB, the terms the "we," "us," "our" and "our company" refers to Walker Financial Corporation ("Walker") and, unless the context indicates otherwise, includes, on a consolidated basis, Walker's wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS") So Insure, Inc. ("SoInsure") and Kelly Color, Inc. ("Kelly Color").

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

REVENUE  RECOGNITION

Revenue is recognized at the time the administrative services are performed and provided, or made available to its customers. Services are billed monthly based upon predetermined percentage of the total assets included in the respective pre-need funeral master trust fund. Commission revenue is recognized when the Company receives such revenue.

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

ACCOUNTING  FOR  DEBT  INSTRUMENTS  AND  DERIVATIVE  FINANCIAL  INSTRUMENTS

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered "conventional" for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. The Emerging Issues Task Force ("EITF") Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause.
In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). Based on the interpretive guidance and due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities.

FINANCIAL  CONDITION  AND  LIQUIDITY

We have negative working capital of $ 2,416,873 at September 30, 2006 compared to negative working capital of $1,569,072 at December 31, 2005. Our working capital deficiency is the result of borrowings used to support our business capital needs which are currently due or will become due within the next 12 months, in addition to an increase in our accounts payable as the result of the accrual of management compensation not paid.

Net cash used in operating activities was approximately $ 771,947 for the nine months ended September 30, 2006 compared to net cash used in operating activities of $450,760 for the nine months ended September 30, 2005.

There was $ 1,300 used in investing activities for the nine months ended September 30, 2006, as compared to $803 cash used in investing activities for the nine months ended September 30, 2005. Investing activities were limited to the purchase of property and equipment.

Net cash provided by financing activities was approximately $ 808,503 for the nine months ended September 30, 2006 as compared with $ 470,529 for the nine months ended September 30, 2005. The increase is a result of net proceeds received from various debt borrowings.

As a result of these activities, our cash and cash equivalents increased to $ 71,948 as of September 30, 2006 compared to an increase to $ 98,294 at September 30, 2005.

On December 23, 2005, the Company entered into two definitive agreements with Dutchess Private Equities Fund, L.P. ["Dutchess"]. The agreements were subsequently amended on February 20, 2006. Both agreements require the Company to file a registration statement to register the shares of common stock underlying such agreements. The registration statement was declared effective during May, 2006.

On December 23, 2005, the Company entered into an agreement providing for the sale of $220,000 in principal amount of five-year convertible debentures. The convertible debentures bear interest at 12% per annum and mature in December 2010. The Company's obligation to repay the amounts outstanding under the convertible debentures is secured by substantially all of the Company's assets. Additionally, on December 23, 2005, the Company entered into an investment agreement (the "Investment Agreement") providing for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the registration statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either:

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

Under the terms of the investment agreement Dutchess is limited to owning more than 4.99% of the Company's total common stock outstanding.

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

On July 20, 2006, the Company entered into an allonge to the 10% Convertible Promissory Note which (i) increased the interest rate to 16%; (ii) established the maturity date to July 15, 2008; and (iii) removes the defaults under the Notes.

On August 15, 2006, the Company sold and issued to Dutchess, for gross proceeds of $225,000,(a) a 12% promissory note in the principal amount of $292,500 and therefore, the promissory note was recorded at a discount of $67,500. The debt discount of $67,500 will accrete to interest expense over the life of the debt; the imputed interest rate was approximately 12%. The promissory note is secured by substantially all of the assets of the Company. The promissory note matures on August 15, 2007. Payments made in satisfaction of the promissory note shall be drawn from each put under the February 20, 2006 investment agreement. The Company shall make payments to Dutchess in the amount of the greater of a) 50% of each put given to Dutchess from the Company; or, b) $20,000 until the face amount is paid in full, minus any fees due.

There can be no assurance that the Company will be successful in any of its plans as discussed. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to further curtail its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern.

PLAN  OF  OPERATIONS

Walker Financial is focusing its efforts on the marketing of financial products and services that benefit the baby boomer, senior and minority populations. Through its licensed subsidiaries NPI Agency, Inc. and So Insure, Inc., Walker earns insurance commissions on the sale of various insurance products. Through its subsidiary American DataSource (``ADS''), the Company is engaged in the business of providing a complete line of administrative services for trust accounts. Walker is looking to expand its product offerings by adding various financial products and services, which may occur through acquisition opportunities, although there can be no assurance that this will occur.

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

NPI has only generated minimal revenues from its worksite marketing efforts and there can be no assurance that it will ever generate any substantial revenues from its worksite marketing efforts. It has however in conjunction with the Company's So Insure subsidiary begun to achieve revenue growth from the sale of various health insurance products to individuals and families. The Company may decide to revert its National Preplanning marketing strategy to a more common approach such as print, radio and television advertising directed at individuals outside of worksite and affinity marketing

Whereas, NPI originally sought to acquire direct third party marketers of pre-arranged death care which market pre-arranged death care services primarily by direct mail, as well as run the pre-arrangement office in many funeral home locations the Company has changed its focus on potential acquisitions in the employee benefit, insurance, mortgage and worksite marketing areas which allow for the cross selling of its products in addition to other businesses which market products and services which benefit the baby boomer and senior population segments.

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

We intend any acquisitions to be accomplished through issuances of stock, debt and cash, or a combination of such forms of consideration. Accordingly, any future merger or acquisition may have a dilutive effect on our stockholders as of the time of such mergers and acquisitions. Additionally, our ability to accomplish any future acquisitions may depend on our cash position, our ability to raise capital, the stock price of our common stock, and our ability to service any debt we may incur. Our ability to accomplish any acquisitions is dependent upon our ability to raise capital for said acquisitions. Our ability to raise capital may be affected by several factors including but not limited to certain debt defaults and a lack of liquidity of our common stock. The Dutchess Capital transaction, which provides the Company with a means of potentially raising capital, may not be sufficient for the Company to accomplish these potential acquisitions. The Dutchess documents provide limitations on the percentage of stock Dutchess can hold at particular times and in no event may Dutchess hold greater than 4.99% of the outstanding common stock of the Company. Consequently, if Dutchess cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Dutchess Capital for acquisitions or to pay down our current debt may be hindered or limited. Additionally our ability to raise capital outside of the Dutchess transaction may be affected by our minimal revenues, the losses that we incur, and our financial picture including our working capital deficit. Potential capital sources may require us to pay off existing indebtedness before providing any capital to the Company and the Company may be unable to do so.

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business in the death care services industry.

RESULTS  OF  OPERATIONS

Three  Months  Ended  September  30,  2006

Net sales for the three months ended September 30, 2006 was $ 146,176 which was generated by NPI/So Insure revenues of $63,409 and ADS revenue of $82,767 as compared to $ 85,490 for the three months ended September 30, 2005, all of which was which was generated by ADS. All of the revenues generated by NPI and So Insure were commissions from the sale of various health insurance products.

Operating expenses for the three months ended September 30, 2006 were $ 502,758 as compared to 353,361 for the three months ended September 30, 2005. Operating expenses for the three months ended September 30, 2006 were composed of $ 211,214 of compensation expense, $ 40,750 of professional fees, consulting fees of $ 13,750, general and administrative expense of $ 213,509 and depreciation of $ 23,535. Operating expenses for the three months ended September 30, 2005 were composed of $ 155,485 of compensation expense, $ 26,102 of professional fees, consulting fees of $ 54,000, general and administrative expense of $ 99,924 and depreciation of $ 17,850.

Our increase in operating expenses is primarily attributed to our implementation of NPI/So Insure marketing sales plan and the issuance of common stock to certain consultants and professional fees for legal and accounting fees.

The operating loss for the three months ended September 30, 2006 was $ 356,582 as compared to $ 267,871 for the three months ended September 30, 2005. Although NPI and SI have begun to generate revenues the Company continues to incur losses relating to its infrastructure costs and other administrative costs.

Interest expense for the three months ended September 30, 2006 were $ 132,100 as compared to interest expense for the three months ended September 30, 2005 of $ 48,617. Interest expense is derived by the costs of borrowing funds. The increase is primarily attributed to the additional loan borrowings from the prior year to support our business capital requirements.

As a result of the foregoing, we incurred a net loss of $ 220,882 for the three months ended September 30, 2006 or $ .01 per share, compared to a net loss of $ 316,488 for the three months ended September 30, 2005 or $ .02 per share.

RESULTS  OF  OPERATIONS

Nine  Months  Ended  September  30,  2006

Net sales for the nine months ended September 30, 2006 were $ 316,782 of which $66,409 was generated by NPI and SI and $250,373 was generated by ADS. Net sales for the nine months ended September 30, 2005 were $ 242,583, all of which was generated by ADS. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's worksite marketing products has not resulted in any material revenues being achieved. Although American DataSource has achieved positive cash flow it still is achieving a net loss and seeks to increase its revenues to halt this loss.

Operating expenses for the nine months ended September 30, 2006 were $ 1,331,319. Operating expenses for the nine months ended September 30, 2005 were $ 1,379,392.

Interest expense for the nine months ended September 30, 2006 was approximately $ 451,445 as compared to interest expense for the nine months ended September 30, 2005 of $ 311,569. The increase from the prior year relates to our interest expense relate primarily to additional loan borrowings to support our business capital requirements.

As a result of the foregoing, we incurred a net loss of approximately $ 1,157,832 for the nine months ended September 30, 2006 or $ .08 per share as compared to a net loss of $ 2,402,977 or $ .18 per share for the nine months ended September 30, 2005. Of the loss incurred for the nine months ended September 30, 2006, $ 506,710 was compensation expense, $ 149,963 were professional fees, $ 138,750 were related to consulting expenses and $ 466,611 were general and administrative expenses and $ 69,285 was depreciation expense.

Of the loss for the nine months ended September 30, 2005, $ 483,184 was compensation expense, $ 175,285 were professional fees, $ 396,100 were related to consulting expenses and $ 257,206 were general and administrative expenses and $ 67,617 was depreciation expense, in addition $ 933,793 is attributable to a non recurring debt conversion charge and $ 311,569 is attributable to interest expense.

The lower net loss for the nine months ended September 30, 2006 versus 2005 is primarily attributed to the non recurring charge of $933,793 attributable to a debt conversion charge offset by a positive charge in fair value from detachable warrants and an embedded conversion option related to our borrowings.

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

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were effective except for those material weaknesses discussed in the following paragraph.

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

CHANGES  IN  INTERNAL  CONTROLS

Our certifying officer believes that we have sufficient compensating controls to minimize the risks associated with the material weakness identified by our independent auditors and discussed in the immediately preceding section of this
Item 3. In such regard, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties. There were no changes to internal controls during the quarter ended September 30, 2006 that have materially or that are reasonably likely to affect the internal controls.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

On August 31, 2006, the Company issued 250,000 shares of common stock to a consultant for services provided.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated:  November  14,  2006

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