Form 10KSB
period 2006-12-31
WALKER FINANCIAL CORP
filed 2007-05-18
CIK 104224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-5418

Walker Financial Corporation
(Name of small business issuer in its charter)

Delaware	13-2637172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 Stewart Avenue - Suite 650 Garden City, New York	11530
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (516) 832-7000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.0001 per share

Yes [X] No [  ] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.

[X]  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [  ] No [X] INDICATE  BY  CHECK  MARK  WHETHER  THE  REGISTRANT  IS  A SHELL COMPANY  ( AS  DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

State issuer's net revenues for its most recent fiscal year: $ 531,473

The aggregate market value of the 33,353,480 shares of voting and non-voting common equity stock held by non-affiliates (all shareholders other than directors, executive officers and 5% or greater shareholders) of the registrant was $233,474 as of January 12, 2007, based on the last sale price of the registrant's common stock on such date of $ .007 per share, as reported by OTC Bulletin Board.

There were a total of 78,784,720 shares of the registrant's common stock outstanding as of April 13, 2007.

Documents Incorporated by Reference: NONE

Yes [  ] No [X] Transitional Small Business Disclosure Format (Check one):

                 WALKER FINANCIAL CORPORATION AND SUBSIDIARIES

                         2006 FORM 10-KSB ANNUAL REPORT

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

         Item 12. Certain Relationships and Related Transactions

         Item 13. Exhibits

         Item 14. Principal Accountant Fees and Services

         Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

INDEX TO EXHIBITS

SIGNATURES AND POWER OF ATTORNEY

INDEX TO EXHIBITS

INTRODUCTORY COMMENT - TERMINOLOGY

Throughout this Annual Report on Form 10-KSB, the terms the "we," "us," "our" and "our company" refers to Walker Financial Corporation ("Walker") and, unless the context indicates otherwise, includes, on a consolidated basis, Walker's wholly-owned subsidiaries, So Insure, Inc. (“So Insure”), National Preplanning, Inc. ("NPI") and American DataSource, Inc. ("ADS").

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•

the success of our business strategies and future plans of operations,

•

general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

•

changes in the nature and enforcement of laws and regulations affecting our products, services, customers, suppliers and sales agents,

•

the competitive environments within the insurance, employee benefit, and mortgage service areas,

•

our ability to raise additional capital, if and as needed,

•

the cost-effectiveness of our product and service development activities,

•

political and regulatory matters affecting the industries in which we operate,

•

our ability to combine our various operations so that they may work together and grow successfully,

•

the market acceptance, revenues and profitability of our current and future products and services,

•

the extent that our sales network and marketing programs achieve satisfactory response rates,

•

our ability to acquire additional companies operating in the insurance and financial services industry and ability to successfully integrate such acquirees, if any, into our operations, and

•

the other risks detailed in this Annual Report on Form 10-KSB and, from time to time, in our other filings with the Securities and Exchange Commission.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

We market insurance products, currently focusing on health insurance products for individuals and families. Walker Financial is focusing its efforts on the marketing of financial products and services that benefit the baby boomer, senior and minority populations. Through its licensed subsidiaries NPI Agency, Inc. and So Insure, Inc., Walker earns insurance commissions on the sale of various insurance products. Through its subsidiary American DataSource (``ADS''), the Company is engaged in the business of providing a complete line of administrative services for trust accounts. Walker is looking to expand its product offerings by adding various financial products and services, which may occur through acquisition opportunities, although there can be no assurance that this will occur.

We have commenced the operation of our direct to consumer health insurance marketing and have hired licensed sales representatives to sell health insurance to individuals and families that indicate a desire to purchase these types of policies. The Company purchases qualified insurance leads from a variety of sources. Our insurance sales counselors contact these individuals and guide them through the application process over the telephone and internet. The Company earns insurance commissions that are paid by the various insurance organizations whose product we sell. When a policy becomes issued, we earn a percentage of the annual premium to be paid on that particular policy.

We are seeking to expand our business by adding other insurance products.

Although we have established a worksite and affinity marketing strategy by positioning the prearrangement of death care and other pre-need products as a voluntary or contributory benefit for corporations, unions, and affinity groups to offer their employees or members, it has not resulted in many sales and we have decided, for the time being, to halt our efforts in this area and concentrate more on our most recent health insurance marketing.

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

The Company entered the marketing of funeral funding products through its merger in March, 2002 with National Preplanning, Inc. and American DataSource, Inc. The Company was previously engaged in non-digital photographic development.

Most of the marketing that is currently planned for National Preplanning's products directs potential consumers to the company's enrollment website as well as its partners web enrollment site. Although the internet has seen a lot of growth in its use for the sale of various products on various websites, the use of the internet and websites for the sale of voluntary benefit products is relatively new. The Company will closely monitor the success or lack thereof of its enrollment and marketing philosophy.

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

Currently, ADS administers approximately $30 million in trust funds. In September, 2003, ADS lost a great deal of its business when its largest client, Service Corporation International, the largest funeral home and cemetery operator in the country removed approximately $ 70,000,000 of trust assets that ADS administrated and placed said administration overseas. SCI removed all trust assets under administration from a variety of outside vendors such as ADS. As a result, ADS has increased its efforts to administer trust funds held by various state funeral association trusts, establish and market master trusts to the independent funeral home community and to acquire existing trust administration companies.

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

We believe that our operating results may fluctuate greatly quarter to quarter due to several factors, including the success of our merger and acquisition strategy and the impact of any increases in our results of operations as we pursue new business.

SO INSURE

So Insure is our marketing arm and primary face to the end consumer for our sales of health insurance, as broker, to individuals and families.  Through this subsidiary we buy qualified leads from various sources of individuals looking for health insurance on the internet for themselves and families.  These leads are delivered to us in real time and one of our agents immediately contacts the individuals and provides a need analysis on the type of insurance they desire based on their needs and matches the individual up with the right policy from one of the insurance carriers that we represent.  The individual, if desirous, immediately applies on line with the help of our agent.  Upon the carriers underwriting process being completed, the policy issued, ant the insurance carrier receiving the first commission payment from the insured the policy becomes effective and the Company earns an insurance commission.

NATIONAL PREPLANNING

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

American DataSource achieves revenues by generating trust administration fees on prearranged monies funded through trust. Although prearranged funerals are funded through either the purchase of a final expense or pre-need insurance policy or by placing monies in trust, National Preplanning's marketing efforts are primarily focused on the marketing and selling of insurance. American DataSource seeks to market its services directly to funeral homes and funeral home associations as opposed to direct to consumer marketing by having consumers fund their prearrangements by placing monies in trust. During 2006, approximately 100% of ADS's revenues were generated by three customers: American Funeral Plan, Carriage Services, Inc., and Texas Prepaid Funeral Fund.

STRATEGY

DIRECT TO CONSUMER

Our subsidiary, So Insure, is an insurance agency involved in the marketing and sale of health insurance over the internet and telephone.  We purchase qualified leads of individuals that have expressed interest in purchasing health insurance for themselves and family.  We sell a variety of health insurance related products including major medical policies, short term insurance policies, health savings accounts and dental policies.  We represent, as agent, well respected, highly rated national carriers including Assurant Health, Golden Rule, and Humana.

Consumers do not pay for our services.  Instead the insurance companies whose products we sell pay us insurance commissions upon the issuance of policies which we sell.  Our commissions are calculated on the annual premiums paid by the insured of which we earn a percentage of based on the particular product and company whose product is sold.

WORKSITE AND AFFINITY MARKETING

Worksite and affinity marketing is largely comprised of the sale of voluntary benefits through employers or affinity groups. This marketing strategy has seen enormous growth in the past few years for several reasons. From a product provider's standpoint, worksite/affinity marketing reduces customer acquisition costs, improves sales conversion ratios (i.e. the amount of sales that occur as a percentage of the target population), allows for effective customer targeting and segmentation, reduces customer maintenance costs, and increases customer retention. We believe our use of worksite and affinity marketing strategies for our final expense and prearrangement products will provide us with these same benefits.

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

AGGREGATORS

Another key component of the Company’s marketing strategy involves striking relationships with organizations that have aggregated large pockets of our targeted clients. These organizations are unions, associations, financial institutions, churches and/or employers.

BENEFITS DELIVERY COMPANIES

In order to reach employee populations, we have partnered with benefits administration firms that also offer their clients a portfolio of optional benefits. Benefit administration firms are basically insurance agencies that solely use a web based platform for the distribution, administration and enrollment of core and voluntary benefits to employees on behalf of their employers. This will potentially integrate our products with the benefits delivery platform, which will hopefully enable us to penetrate thousands of worksite locations.

ONLINE DISTRIBUTION PARTNERSHIPS

We may also establish marketing partnerships with established online insurance marketplaces for the distribution of health and/or pre-need products. As the Company pursues this strategy, it will initiate discussions with large, established sites that have proven consumer traffic volume that fits the demographic profile of the Company’s consumer population.

INDUSTRY

A. HEALTH INSURANCE:   Employers in the United States are no longer offering health insurance at an increased rate to their employees.   As a consequence, an opportunity exists to directly offer health insurance to individuals and their families.  Individuals are using the internet for a variety of shopping opportunities including but not limited insurance and mortgages.  They are becoming more educated about products offered and their purchasing decisions.  Insurance purchases are increasing over the internet and the Company believes that more insurance purchases will take place through this marketing channel over time.    A consumer can get the benefits of an agent relationship over the telephone and internet in the comfort of their home

B. PRENEED INSURANCE:  In the U.S., there were 2.4 million deaths in 2000, an increase of more than 250,000 deaths over 1990 totals, due in large part to the population growth and the increasing age of the population. (Journal of American Medical Association, 291:10). Thus, despite increases in life expectancy and improvements in healthcare, the prearrangement of death care services is expected to rise at a rate of one percent annually. In addition, because the market focus of the death care industry is on one of life's certainties, the industry is not exposed to a significant risk of recession and, based on third party projections, is expected to continue to grow steadily.

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

COMPETITION

The insurance industry is highly competitive.  Although we believe that there are only a few companies in the industry with a business model substantially identical to ours, nevertheless, we face substantial competition in all aspects of our current business. Our competitors may be deemed to include insurance companies, captive distribution systems of insurance companies, independent insurance intermediaries and boutique broker-general agents.

Various insurance industry constituents, insurance companies and insurance agencies and agents market various forms of health insurance and final expense and prearrangement products. We believe that our strategy of marketing these products direct to consumer and to corporations, unions and associations is somewhat unique based upon our knowledge of existing industry competition. Although we might have a head start in going after this client base there is nothing to prevent our competitors from using this marketing strategy. Additionally our efforts have revealed that we are subject to the timing and desire of our marketing partners as to when they wish to commence the marketing of our products.

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

REGULATION

State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents, regulation of the handling and investment of third-party funds held in a fiduciary capacity and the marketing practices of insurance brokers and agents, in the context of curbing unfair trade practices. This continual reexamination may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect our business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive. We are required to be licensed to engage in the insurance agency and brokerage business in most of the jurisdictions where we do business. We currently have been licensed in the following jurisdictions:  Florida, Illinois, Pennsylvania, South Carolina, Ohio, Missouri, Texas, Tennessee, Arizona, Colorado, Michigan, Georgia, and Indiana.

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

RISKS RELATING TO OUR BUSINESS

•

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives. We incurred a net loss of $2,207,583 for the year ended December 31, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our net sales. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These matters raise substantial doubt about our ability to continue as a going concern.

•

We Have a Limited Operating History With Which to Judge Our Performance. We have a limited operating history since our inception on which you can evaluate us and our potential. While our company was incorporated in 1967, we only entered into the pre-need death care and employee benefit industry in March 2002 through the merger of National Preplanning and American Datasource and health insurance segment in September, 2006 through the formation of our subsidiary, So Insure.  While our management has been involved in the insurance industry for a number of years, we have only a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks associated with early stage enterprises. An investor must consider that an investment in Walker may not generate the requisite returns because of the high uncertainties of future revenue generation by companies in their early stages of development, particularly companies with limited capital in new and rapidly evolving markets. We cannot assure shareholders that our business strategy will be successful or that we will ever have profits. Our limited financial resources are significantly less than those of other companies in our industry. If we are unable to sustain our operations, you may lose your entire investment.

•

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

•

If We Are Unable to Retain the Services of Mr. Segal, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in the Insurance and Employee Benefits Industries, We May Not Be Able to Continue Our Operations. Our success depends to a significant extent upon the continued service of Mr. Mitchell S. Segal, our President and Chief Executive Officer. Loss of the services of Mr. Segal could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Segal. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in the insurance services and employee benefit industries. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

•

We Do Not Currently Have a CFO or a Controller Which Our Prior Auditors Have Recognized to be a Material Weakness in Our Internal Controls.

•

Our Prior Auditors Have Recognized a Material Weakness in Our Internal Controls. During November 2004, our prior independent auditors, Marcum & Kliegman LLP, advised us that they had identified a deficiency in our internal controls, which was designated a "material weakness" because there is inadequate structure within our accounting department. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such as stock based transactions for options, warrants and common stock. At times these transactions are recorded improperly and require additional procedures and review and audit adjustments to be made by our auditors. We believe this material weakness resulted from our continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during the fiscal years ended December 31, 2004 and 2005. Our prior auditors have had to continually propose adjustments to our financial statements. If we had adequate controls, we believe that our auditors would not be required to propose such adjustments. As a result, until we are able to hire a chief financial officer or controller, the deficiencies in internal controls may not be adequate enough to correct this weakness.

We have since hired an independent accountant to critically evaluate and implement new accounting pronouncements to our financials, including but not limited to stock based transactions for options, warrants and common stock.  We believe that we no longer have a material weakness in our internal controls.

•

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

•

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

•

Increased Advertising or Better Marketing by Our Competitors, or Increased Services From Internet Providers, Could Cause Us to Incur Increased Costs in Order to Capture Market Share. In recent years, marketing through television, radio and print advertising, direct mailings and personal sales calls has increased with respect to the sales of insurance services. Extensive advertising or effective marketing by competitors would increase the difficulty in marketing our products and services and cause us to increase our own marketing costs thereby decreasing our potential revenues. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs to vary our own types or mix of products or services in response. In addition, increased use of the Internet by customers to research and/or purchase products and services in the future could cause us to lose market share to competitors offering to sell products or services over the Internet.

•

Changes or Increases in, or Failure to Comply With, Regulations Applicable to the Insurance Industry Could Increase Our Costs. The insurance services industry is subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate pre-need sales. We are in compliance with all applicable laws, and currently do not pay any regulatory fees. If governments and agencies propose amendments or additional regulations, our costs could increase, which would have a negative effect on our financial condition.

•

We May Owe Accrued Interest and Fees to Our Remaining Holder of a $50,000 Principal Amount 10% Senior Subordinated Secured Convertible Promissory Note Because We Defaulted on the Note Which Could Have an Adverse Effect on Our Liquidity and Cash Flows. We failed to register for resale the shares issuable upon conversion of the Notes by May 4, 2004. As a result of this failure, we were obligated to pay the holders of the Notes a monthly fee equal to 1.5% of the principal amount of the Notes for each month or portion that we failed to cause such registration. We did not pay the holder any monthly fee due him.  We also failed to remit the interest and principal payment due to the holder which constituted an "Event of Default" which raised the interest rate on the Note to 12% per annum. The Notes also prohibited additional borrowings by us without the prior approval of the placement agent or the holders of a majority of the aggregate principal amount of the Notes, which we violated. All of the holders have converted their Notes and fully exercised their rights thereunder, except for one who holds a $50,000 principal amount Note for which we are still liable. If the investor claims an Event of Default occurred we will have to make payments to him, which could negatively affect our liquidity and cash flows. However as of December 8, 2005 we have registered for resale the shares issuable to the $ 50,000 10% Senior Subordinated Secured Convertible Promissory Note holder upon his conversion of this note, but have not paid the interest and principal due on the Note.

•

We May be Unable to Implement Our Acquisition Growth Strategy, Which Could Harm Our Business and Competitive Position. Our business strategy includes making strategic acquisitions of other companies or businesses within the insurance, financial services, and/or employee benefits industries. Our continued growth will depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance our businesses. The competition for acquisition candidates is intense and we expect this competition to increase. There is no assurance that we will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, we may not be able to realize the anticipated results of future acquisitions. In implementing our acquisition growth strategy, we may encounter:

•

costs associated with unsuccessful acquisitions,

•

expenses, delays and difficulties of integrating acquired companies into our existing organization,

•

the impact of amortizing goodwill and other intangible assets of acquired companies on our operating results,

•

dilution of the interest of our existing stockholders if we issue stock in making acquisitions or if we sell stock to raise cash for acquisitions,

•

diversion of management's attention,

•

increases in expenses in order to advertise and promote acquired companies and their and our products and services,

•

unusual impacts on our financial condition due to the timing of acquisitions, and

•

expenses of any undisclosed or potential legal liabilities of an acquired company.

Any of these matters could have a material adverse effect on our business, results of operations and financial condition.

•

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

•

Our Principal Stockholders, Officers And Directors Own a Substantial Interest in Our Voting Stock And Investors May Not Have Any Voice in Our Management. While our officers and directors, in the aggregate, beneficially own a small portion of our outstanding common stock, we intend to issue additional stock to Mr. Mitchell Segal for monies he has lent to the Company throughout the years in addition to accrued salaries and expenses he has not been paid and to Peter Walker for accrued salaries and expenses he has not been paid.  When this occurs. these stockholders, acting together, may have the ability to control substantially all matters submitted to our stockholders for approval, including:

•

election of our board of directors;

•

removal of any of our directors;

•

amendment of our certificate of incorporation or bylaws; and

•

adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

•

We have a significant amount of debt and we may incur additional debt. Our debt includes the following instruments:

•

Line of credit, bank

•

Notes payable

•

Bridge notes payable

•

Convertible bridge notes payable

•

10% senior subordinated secured convertible promissory notes

•

Promissory Notes

•

Convertible Debentures

This debt could have important consequences on us, including:

•

requiring a substantial portion of our cash flow from operations for the payment of principal and interest on the debt,

•

limiting our ability to use our cash flow, or to obtain additional financing, to fund future working capital, capital expenditures, acquisitions and other general corporate purposes,

•

limiting our flexibility to plan for and react to changes in its business and industry,

•

not having the resources to pay interest on the debt or repay the principal of the debt at maturity,

•

increasing our vulnerability to adverse economic and industry conditions, and

•

placing us at a competitive disadvantage to less leveraged competitors.

In December 2005, we entered into an agreement to issue convertible debentures in the principal amount of $220,000 and warrants to purchase 423,077 shares of common stock at $0.13 per share in a financing transaction. The issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act. On February 20, 2006, we amended the agreement providing for the sale of $220,000 in principal amount of its five-year convertible debentures ("Convertible Debentures") to Dutchess Private Equities Fund, II, L.P. (the "Investor"), which additionally increased the amount of warrants to 550,000.  The Investor may now convert the Convertible Debentures into shares of the Company's Common Stock, par value $0.10 per share (the "Common Stock"), at any time at the lesser of (i) the lowest closing bid price of the Common Stock between December 12, 2005 and the date of filing of the Registration Statement, or (ii) $0.10. We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act In addition, on February 20, 2006, we issued five year 10% Convertible Debentures in the principal amount of $221,000 and warrants to purchase 412,500 shares of common stock at $0.10 per share (the "Warrants"). The Warrants may be exercised for a period of five years at an exercise price of $0.10. We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

In August, 2006 we entered into a promissory note in the amount of $ 292,500 with Dutchess Private Equity Fund L.P. and issued warrants to purchase 1,000,000 shares of our common stock.  We believe that the issuance of the promissory note and warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

In December, 2006 we entered into a promissory note in the amount of $ 900,000 with Dutchess Private Equity Fund L.P. and issued 1,000,000 restricted shares of our common stock.  We believe that the issuance of the promissory note and warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

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

•

We Have Significant Debt Due Within The Next Twelve Months And We May Not Generate Sufficient Cash From Operations Or Have The Ability To Borrow To Pay Such Debt When Due. Our ability to pay our current liabilities when they become due primarily depends on our ability to obtain cash from:

•

cash generated from operations,

•

borrowings and/or capital raising activities,

•

the sale of real property, including building and improvements, at which Kelly Color formerly conducted its operations,

•

possible restructuring of existing debt, and

•

further cost reductions.

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

RISKS RELATING TO OUR COMMON STOCK

•

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market. Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. During the last twelve months we have been current in all of our periodic reporting, except for this filing.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

•

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

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

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

MAJOR CUSTOMER

During the year ended December 31, 2006, the Company had sales to three customers totaling 66% of the Company's total sales for the 2006 fiscal year. At December 31, 2006, $24,200 of the Company's total accounts receivable, was due from two customers.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal office at 990 Stewart Avenue, Suite 650, Garden City, New York 11530. Our telephone number at that office is (516) 832-7000 and our facsimile number is (516) 832-7979. We lease 2,150 square feet of office space at our principal office. The monthly rent is $5,435.21. The lease currently expires in December, 2008.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR OUR COMMON STOCK

Our common stock is traded in the Over-The-Counter Bulletin Board, maintained by the NASD, Inc., currently under the symbol "WLKF" We have set forth in the following table the range of the high and low bid quotations for our common stock for each of the quarters during our last two completed fiscal years, based upon data derived from quote information issued by Nasdaq.com. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	High Bid	Low Bid

Fiscal Year Ended December 31, 2005
First quarter	$0.72	$0.21
Second quarter	0.48	0.15
Third quarter	0.48	0.22
Fourth quarter	0.30	0.14

Fiscal Year Ended December 31, 2006
First quarter	$0.15	$0.09
Second quarter	0.13	0.10
Third quarter	0.13	0.02
Fourth quarter	0.02	0.0061

RECORD HOLDERS

As of January 12, 2007, we had approximately 149 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer and Trust Company.

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

•

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

In May, 2004 we issued, to a single individual, three-year warrants to purchase 70,000 shares of our common stock, exercisable at $0.71 per share, in connection with such individual's loan to us in the principal amount of $125,000. The exercise price was changed to $0.45 in August 2005.

•

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

•

On January 5, 2005, we issued a total of 2,936,890 shares of our common stock to the holders of our outstanding 10% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $795,000 in exchange for such holders waiving substantially all of their rights under their respective 10% Promissory Notes, including their right to payment of principal and interest due under their 10% Promissory Notes. The accrued interest due under such 10% notes totaled approximately $65,985. The 10% Promissory Notes were exchanged for shares of our common stock at the rates of one share for each (a) $.30 of principal so exchanged, and (b) $ .23 of accrued interest so exchanged. In connection with the issuance of these 2,936,890 shares, we agreed to (x) use our best efforts to expeditiously register for resale the shares that such holders received and (y) issue additional shares to such holders in the event that we issue shares to certain third parties for consideration less than $.30 at any time prior to December 4, 2006. We believe that the issuance of said 2,936,891 shares was exempt from the registration requirements of the Securities Act pursuant to the provisions of Sections 3(a) (9) and 4(2) of the Securities Act.

•

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

•

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

•

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

•

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

•

In May 2005, we issued 294,118 shares of our common stock to an institutional investor at $0.34 per share for consideration of $100,000. We believe that the issuance of such common stock was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

•

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

•

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

•

In December 2005, we issued convertible debentures in the principal amount of $220,000 and warrants to purchase 423,077 shares of common stock in a financing transaction. The issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

•

On February 20, 2006, we amended the agreement providing for the sale of $220,000 in principal amount of its five-year convertible debentures ("Convertible Debentures") to Dutchess Private Equities Fund, II, L.P. (the "Investor"). The Investor may now convert the Convertible Debentures into shares of the Company's Common Stock, par value $0.10 per share (the "Common Stock"), at any time at the lesser of (i) the lowest closing bid price of the Common Stock between December 12, 2005 and the date of filing of the Registration Statement, or (ii) $0.10. In addition, we issued warrants to purchase 550,000 of our common stock at $0.10 per share.  We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act

•

In addition, on February 20, 2006, we issued five year 10% Convertible Debentures in the principal amount of $221,000 and warrants to purchase 412,500 shares of common stock at $0.10 per share (the "Warrants"). The Warrants may be exercised for a period of five years at an exercise price of $0.10. We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

In August, 2006 we entered into a promissory note in the amount of $ 292,500 with Dutchess Private Equity Fund L.P. and issued warrants to purchase 1,000,000 shares of our common stock.  We believe that the issuance of the promissory note and warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

In December, 2006 we entered into a promissory note in the amount of $ 900,000 with Dutchess Private Equity Fund L.P. and issued 1,000,000 restricted shares of our common stock.  We believe that the issuance of the promissory note and warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. INTRODUCTORY COMMENT - TERMINOLOGY

Throughout this Annual Report on Form 10-KSB, the terms the "we," "us," "our" and "our company" refers to Walker Financial Corporation ("Walker") and, unless the context indicates otherwise, includes, on a consolidated basis, Walker's wholly-owned subsidiaries, So Insure, Inc. (“So Insure”), National Preplanning, Inc. ("NPI"), American DataSource, Inc. ("ADS"), Department of Photography, and Kelly Color, Inc. ("Kelly Color").

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•

the success of our business strategies and future plans of operations,

•

general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industry in which we operate,

•

changes in the nature and enforcement of laws and regulations affecting our products, services, customers, suppliers and sales agents,

•

the competitive environments within the insurance, employee benefit, mortgage services areas.

•

our ability to raise additional capital, if and as needed,

•

the cost-effectiveness of our product and service development activities,

•

political and regulatory matters affecting the industry in which we operate,

•

the market acceptance, revenues and profitability of our current and future products and services,

•

the extent that our sales network and marketing programs achieve satisfactory response rates,

•

our ability to acquire additional companies operating the insurance and financial services industry and ability to successfully integrate such acquirees, if any, into our operations, and

•

the other risks detailed in this Quarterly Report on Form 10-QSB and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB for the year ended December 31, 2006 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

OVERVIEW

We market insurance products, currently focusing on health insurance products for individuals and families. Walker Financial is focusing its efforts on the marketing of financial products and services that benefit the baby boomer, senior and minority populations. Through its licensed subsidiaries NPI Agency, Inc. and So Insure, Inc., Walker earns insurance commissions on the sale of various insurance products. Through its subsidiary American DataSource (``ADS''), the Company is engaged in the business of providing a complete line of administrative services for trust accounts. Walker is looking to expand its product offerings by adding various financial products and services, which may occur through acquisition opportunities, although there can be no assurance that this will occur.

We have commenced the operation of our direct to consumer health insurance marketing and have hired licensed sales representatives to sell health insurance to individuals and families that indicate a desire to purchase these types of policies. The Company purchases qualified insurance leads from a variety of sources. Our insurance sales counselors contact these individuals and guide them through the application process over the telephone and internet. The Company earns insurance commissions that are paid by the various insurance organizations whose product we sell. When a policy becomes issued, we earn a percentage of the annual premium to be paid on that particular policy.

We are seeking to expand our business by adding other insurance products.

Although we have established a worksite and affinity marketing strategy by positioning the prearrangement of death care and other pre-need products as a voluntary or contributory benefit for corporations, unions, and affinity groups to offer their employees or members, it has not resulted in many sales and we have decided, for the time being, to halt our efforts in this area and concentrate more on our most recent health insurance marketing.

Our ability to raise capital may be affected by several factors including but not limited to the default of our debt payable and a lack of liquidity and/or price of our common stock.  The Dutchess Capital transaction documents provide limitations on the percentage of stock Dutchess will hold at particular times and in no event may Dutchess hold greater than 4.9% of the outstanding common stock of the Company. Consequently, if Dutchess cannot sell our shares due to the lack of liquidity in our common stock, our ability to be able to obtain money from Dutchess Capital for acquisitions or to pay down our current debt may be hindered or limited. The Dutchess Capital transaction also requires that we file a registration statement and have it declared effective by the SEC and that there are shares available that have been registered for Dutchess to receive pursuant to a put request.  We can give no assurance that we will achieve our plans. Additionally our ability to raise capital outside of the Dutchess transaction may be affected by our minimal revenues, the losses that we incur and our stockholders deficiency.

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

During November 2004, our prior independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in our internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of our internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be proposed by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of employees during our fiscal years ended December 31, 2005 and 2004. We have implemented some procedures and are currently developing procedures to help minimize the risks associated with this material weakness. These procedures include using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. In addition, we expect to hire a chief financial officer with public company experience within the next twelve months and relieve our chief executive officer of his current chief financial officer duties. While we don't believe that there has been a material impact on our financials in the past there are uncertainties that the material weakness may have a material impact on our financial statements in the future. These uncertainties arise from our need to raise capital and our inability to critically evaluate and record properly any equity transactions that we may enter into.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2006 and 2005

Net sales for the year ended December 31, 2006 were $531,473 all of which was generated by ADS and So Insure.  Net sales for the year ended December 31, 2005 were $327,657, almost all of which was generated by ADS. Although National Preplanning has entered into several strategic relationships which allows for the marketing of its products by third parties, the marketing of NPI's products has not resulted in any material revenues being achieved. American DataSource has slightly increased its sales to $327,461 for the year ended December 31, 2006 from $ 337,327 for the year ended December 31, 2005.

Operating expenses for the year ended December 31, 2006 were $1,912,387 as compared to operating expenses of $2,270,159 for the year ended December 31, 2005. During 2006, such costs include compensation expense of $ 723,990, professional fees of $186,987, consulting fees of $189,750, general and administrative expense of $651,838, and depreciation and amortization expense of $159,822.  For the year ended December 31 2005, operating expenses were $ 2,270,159.   During 2005, such costs include compensation expense of $ 673,772, professional fees of $280,062, consulting fees of $459,401, general and administrative expense of $288,489, terminated offering costs of 476,821, and depreciation and amortization expense of $91,614.

The operating loss from continuing operations for the year ended December 31, 2006 was $ 1,380,914 as compared to the operating loss from continuing operations for the year ended December 31, 2005 of $1,942,502.  The Company reduced its loss from continuing operations as a result of increased revenue while having decreased compensation expense, professional fees and consulting fees.

Other expenses for the year ended December 31, 2006 were $ 826,669 as compared to other expenses for the year ended December 31, 2005 of $ 1,353,816. For the year ended December 31, 2006, other expenses were composed of a change in the fair value of detachable warrants and embedded conversion option of $ 91,614, interest and finance costs of $ 739,505 and a gain from the extinguishment of debt of $ 4,450.  For the year ended December 31, 2005 other expenses were composed of interest expense of $ 399,217, a debt conversion charge of $ 933,793 and a write off of assets of $ 20,806.  .

As a result of the foregoing, we incurred a net loss of approximately $ 2,115,909 for the year ended December 31, 2006 or $0.12 per share, compared to a net loss of $ 3,296,318 for the year ended December 31, 2005 or $0.24 per share.

LIQUIDITY AND CAPITAL RESOURCES

We have negative working capital of $2,659,250 at December 31, 2006 compared to negative working capital of $ 1,913,630 at December 31, 2005. The decrease in our working capital was a result of our increase in current liabilities resulting primarily from borrowings undertaken by the Company during the year which has resulted in a significant reduction in our cash and cash equivalents, an increase in our accounts payable and accrued expenses and the amount of debt due in the next 12 months.

Net cash used in operating activities was $828,312 for the year ended December 31, 2006 compared to net cash used in operating activities of $ 642,058 for the year ended December 31, 2005. The increase is primarily a result of the absence of a debt conversion charge in 2006 that we incurred in 2005.

There was $ 18,751 of net cash used in investing activities for the year ended December 31, 2006 as compared with $803 of net cash used in investing activities for the year ended December 31, 2005 resulting from the purchase of furniture, fixtures and equipment.

Net cash provided by financing activities was $ 902,192 for the year ended December 31, 2006 resulting from proceeds from a convertible debenture and proceeds from notes payable, advances from an officer stockholder and proceeds from the sale of our common stock. Net cash provided by financing activities was $ 600,224 for the year ended December 31, 2005 resulting from the proceeds from the sale of bridge notes and convertible bridge notes, proceeds from notes payable, advances from an officer stockholder and proceeds from the sale of our common stock.

As a result of these activities, our cash and cash equivalents increased to $ 91,821 as of December 31, 2006 compared to $36,692 of cash and cash equivalents at December 31, 2005.

•

On February 20, 2006, we amended the agreement providing for the sale of $220,000 in principal amount of its five-year convertible debentures ("Convertible Debentures") to Dutchess Private Equities Fund, II, L.P. (the "Investor"). The Investor may now convert the Convertible Debentures into shares of the Company's Common Stock, par value $0.10 per share (the "Common Stock"), at any time at the lesser of (i) the lowest closing bid price of the Common Stock between December 12, 2005 and the date of filing of the Registration Statement, or (ii) $0.10. In addition, we issued 550,000 warrants to acquire our common stock at $0.10.  We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act

•

In addition, on February 20, 2006, we issued five year 10% Convertible Debentures in the principal amount of $221,000 and warrants to purchase 412,500 shares of common stock at $0.10 per share (the "Warrants"). The Warrants may be exercised for a period of five years at an exercise price of $0.10. We believe that the issuance of these debentures and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

In August, 2006 we entered into a promissory note in the amount of $ 292,500 with Dutchess Private Equity Fund L.P. and issued warrants to purchase 1,000,000 shares of our common stock.  We believe that the issuance of the promissory note and warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

In December, 2006 we entered into a promissory note in the amount of $ 900,000 with Dutchess Private Equity Fund L.P. and issued 1,000,000 restricted shares of our common stock.  We believe that the issuance of the promissory note and warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

We intend to use the Dutchess equity line (described below) to repay outstanding indebtedness, for potential acquisitions and for working capital. The registration statement related to the Dutchess financing went effective in May 2006.

Our financing activities included the following transactions:

•

On March 15, 2000, the Company issued a 6% promissory note for $150,000. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. During the year ended December 31, 2006, the Company made payments of $ 15,000 under this note. As of December 31, 2006, the principal and accrued interest balance due under this note was $117,646.28.  The principal balance is presented on the accompanying balance sheet as a current liability.

•

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

•

In October 2004, we offered to the holders of the 10% Notes one share of our common stock for each $0.30 of principal evidenced by the 10% Notes and one share of our common stock for each $0.23 of accrued interest due under the 10% Notes through September 30, 2004 in exchange for the holders waiving substantially all of their rights under the 10% Notes. We agreed to (a) use our best efforts to expeditiously register for resale the shares that the holders of the 10% Notes would receive in such exchange and (b) issue additional shares to the holders in the event that we issued shares to certain third parties for consideration less than $0.30 at any time prior to December 4, 2006. On January 5, 2005, we issued a total of 2,938,036 shares of our common stock to the holders of 10% Notes in the aggregate principal amount of $795,000 and accrued interest of $185,203 for settlement of such 10% Notes. As a result of the debt settlement, we wrote off $125,695 of deferred financing costs previously amortized. The charge was included as an interest expense on the statement of operations for the nine months ended September 30, 2005. We have a remaining principal balance of $50,000 due to the holders of the note, and incurred approximately $26,000 and $19,000, respectively, of interest and penalty interest included in the statements of operations for the twelve months ended December 31, 2006.  Upon the effectiveness of the debt settlement, we recorded a conversion charge of $993,793, which is the estimated fair value of the additional shares of our common stock issued in excess of the amount of shares that were issuable at the original conversion prices for the debt. The $ 50,000 10% Senior Secured Note that is still outstanding was due January, 2006. As of December 31, 2006 we have not made any payments of accrued interest and principal due on this note.

•

In July 2002, we entered into a credit facility with a bank consisting of a $150,000 secured line of credit with interest payable monthly at the bank's prime rate plus 1.25%, expiring on July 3, 2004. The Line of Credit was modified in June 2006 and, as modified, requires monthly payments and a final payment of the outstanding balance in July 2007. There was approximately $141,000 outstanding under the Line of Credit as of December 31, 2006. The Line of Credit is collateralized by the Kelly Color property located in North Carolina.

•

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

Maturity Date	Payment
January 15, 2006	$30,000
February 15, 2006	40,000
March 15, 2006	50,000
April 15, 2006	60,000
May 15, 2006	70,000
$250,000

During the 12 months ended December 31, 2006, the Company made payments of $ 45,000.00 towards accrued interest and principal.  The outstanding balance of the principal and accrued interest on this promissory note at December 31, 2006 is $ 99,154.

•

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

•

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

•

In August 2004, we sold and issued, for gross proceeds of $125,000, (a) a 6% promissory note in the principal amount of $125,000 and due January 2, 2005 and (b) warrants to purchase 105,000 shares of our Company's common stock at an exercise price of $.45 per share. The fair value of the warrants is $31,250 using the Black-Scholes option pricing model and was recorded as a deferred debt discount which will accrete to interest expense over the life of this promissory note. The maturity date of this note has not been further extended and, as of June 30, 2005, the principal amount due under the note remains at $125,000.   No principal nor interest payments were made on promissory note during the 12 months ended December 31, 2006 and the balance of accrued interest and principal due on this promissory note at December 31, 2006 is $ 143,315.68.

•

In September and October 2004, we sold $200,000 of our common stock to accredited investors pursuant to Regulation D of the Securities Act of 1933 at a purchase price of $.20.

•

On November 24, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to obtain up to $6.0 million in equity financing from Fusion Capital. As a result of the Dutchess equity line discussed below, we have no current intention to issue shares under the Fusion agreement. On December 23, 2005, we entered into an Investment Agreement with Dutchess as more fully described herein. Upon the effectiveness of the registration statement, we have the right to control the amount of stock sold, if any, subject to certain limitations, to Dutchess. However, our ability to control the timing and amount of stock sold may be affected by limitations on the percentage of stock Dutchess will hold at particular times. Consequently, if Dutchess cannot sell our shares due to a lack of liquidity in our common stock, our ability to be able to obtain money from Dutchess Capital for acquisitions or to pay down our current debt may be hindered or limited.   As of May, 2006 our registration statement went effective allowing us to access the equity line.  As of December 31, 2006 we have accessed the equity line in the amount of $ 223,846 of which $ 189,559 went to reduce outstanding debt off the Company and the remainder went to the Company for working capital purposes.

•

In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000 (the "Notes") and granted 93,750 warrants to purchase common stock at an exercise price of $0.71 per share. The convertible promissory notes matured in February of 2006.  In July, 2006 The Company entered into an Allonge to the 10% Convertible Promissory Note which (i) increased the interest rate to 16%; (ii) extends the Note to July 15, 2008; and (iii) removes the defaults under the Notes.  The Company has committed to make principal and interest payments pursuant to an agreed upon schedule.  During the 12 months ended December 31, 2006, the Company has made principal payments of $ 39,925.00 and interest payments of $ 62,361.12 for total payments of $ 102,286.12.  As of December 31, 2006 the outstanding balance of accrued interest and principal is $ 339,849.64.

•

On July 11, 2005, the Company sold and issued a note payable in the aggregate principal amount of $100,000. The maturity date of the note was November 30, 2005 and has a stated interest rate of 10% per annum. The Company has retired the note as of November 29, 2006.

•

In September, 2005, we sold and issued, for gross proceeds of $125,000, (a) a 10% promissory note in the principal amount of $125,000 which was due on May 15, 2006.  No principal nor interest payments were made on promissory note during the 12 months ended December 31, 2006 and the balance of accrued interest and principal due on this promissory note at December 31, 2006 is $ 140,609.32.

During the year ended December 31, 2006, certain officers and stockholders advanced the Company $133,000 for working capital purposes. The advances are non-interest bearing and have no definitive repayment terms.  During the year ended December 31, 2005, certain officers and stockholders advanced the Company $ 98,221 for working capital purposes.  As of December 31, 2006, the total amount due to the officers stockholders is $ 165,920.

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

The independent auditor's report on the Company's December 31, 2006 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

During the 12 months ended December 31, 2006, the Company made interest payments on the February $ 220,000 convertible debenture in the amount of $ 6,412.15, paid a redemption premium of $ 10,416.25 and made total principal payments of $59,007.58.  The outstanding balance at December 31, 2006 of principal and accrued interest was $179,704.52.

During the 12 months ended December 31, 2006, the Company made interest payments on the February $ 221,000 convertible debenture in the amount of $ 8,683.39, paid a redemption premium of $ 37,676.72 and made total principal payments of $150,706.86.  The outstanding balance at December 31, 2006 of principal and accrued interest was $84,474.33.

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

The Company is obligated to file a registration statement with 10 days after filing the Company's annual report for the year ended December 31, 2005, but in no event later than March 31, 2006 (the "Filing Date") for the registration of the shares of Common Stock issuable upon conversion of the Convertible Debentures, exercise of the Warrants and upon a sale under the Investment Agreement (the "Registration Statement"). The Company is further obligated to use its best efforts to cause the SEC to declare the Registration Statement effective within 90 days after the filing date of the Registration Statement. If the Company does not file the Registration Statement with the SEC by the Filing Date, it is obligated to pay liquidated damages to the Investor in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every month which such registration statement has not been filed. In addition, if the Registration Statement is not filed by the filing date, the conversion price of the Convertible Debenture will decrease by 10% of and continue to decrease by 10% for each 21 day calendar period the registration statement goes without filing. If the Registration Statement is not declared effective within 90 days of the filing date, we are obligated to pay liquidated damages to the Investor in an amount equal to 2% of the principal amount of the debenture outstanding, pro rata, for every 30 days which such Registration Statement has not been declared effective by the SEC.  The registration statement became effective in May, 2006.

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

PROMISSORY NOTES

In August, 2006 we entered into a promissory note in the amount of $ 292,500 with Dutchess Private Equity Fund L.P. and issued warrants to purchase 1,000,000 shares of our common stock.  We believe that the issuance of the promissory note and warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act. During the 12 months ended December 31, 2006 the Company made principal payments of $ 33,400.00.  At December 31, 2006 the outstanding balance was$ 259,100.00.

In December, 2006 we entered into a promissory note in the amount of $ 900,000 with Dutchess Private Equity Fund L.P. and issued 1,000,000 restricted shares of our common stock.  We believe that the issuance of the promissory note and warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.   During the 12 months ended December 31, 2006 the Company did not make any principal payments.  At December, 31, 2006 the outstanding balance was $ 825,000.

PLAN OF OPERATIONS

We market insurance products, currently focusing on health insurance products for individuals and families. Walker Financial is focusing its efforts on the marketing of financial products and services that benefit the baby boomer, senior and minority populations. Through its licensed subsidiaries NPI Agency, Inc. and So Insure, Inc., Walker earns insurance commissions on the sale of various insurance products. Through its subsidiary American DataSource (``ADS''), the Company is engaged in the business of providing a complete line of administrative services for trust accounts. Walker is looking to expand its product offerings by adding various financial products and services, which may occur through acquisition opportunities, although there can be no assurance that this will occur.

We have commenced the operation of our direct to consumer health insurance marketing and have hired licensed sales representatives to sell health insurance to individuals and families that indicate a desire to purchase these types of policies. The Company purchases qualified insurance leads from a variety of sources. Our insurance sales counselors contact these individuals and guide them through the application process over the telephone and internet. The Company earns insurance commissions that are paid by the various insurance organizations whose product we sell. When a policy becomes issued, we earn a percentage of the annual premium to be paid on that particular policy.

We are seeking to expand our business by adding other insurance products.

Although we have established a worksite and affinity marketing strategy by positioning the prearrangement of death care and other pre-need products as a voluntary or contributory benefit for corporations, unions, and affinity groups to offer their employees or members, it has not resulted in many sales and we have decided, for the time being, to halt our efforts in this area and concentrate more on our most recent health insurance marketing.

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

ITEM 7. FINANCIAL STATEMENTS.

FOLLOWS PART III TO THIS ANNUAL REPORT ON FORM 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 25, 2007, the Registrant received written notification confirming a decision on January 19, 2007 by Marcum & Kliegman, LLP ("MARCUM") to resign its position as its independent registered public accounting firm. On January 29, 2007 the Registrant appointed and engaged  Russell,  Bedford,  Stefana, Mirchandani,  LLP  ("Russell  Bedford"),  as  its  independent registered public accounting firm  for  the  year  ended December 31, 2006. The hiring of Russell Bedford was approved by the Registrant’s Board of Directors.

The  report  of  Marcum  on  the financial statements of the Company for the two fiscal  years ended December 31, 2005 and 2004 contained an opinion which raised substantial  doubt  about  the  Company's ability to continue as a going concern because  the  Company  has incurred recurring operating losses and has a working capital  deficiency.

In  connection  with  the  audits  for the past two fiscal years and through the termination  date,  there  were  no  disagreements  with Marcum on any matter of accounting  principles or practices, financial statement disclosure, or auditing scope  or  procedure which disagreements, if not resolved to the satisfaction of Marcum,  would  have  caused  Marcum  to  make  reference to the matter in their reports  on  the  financial  statements  for  such  period.

In  connection  with  the  audit for our financial statements for the year ended December  31, 2004, Marcum advised us that it had identified a deficiency in our internal  controls  which  was  designated a "material weakness" in our controls over  financial  reporting  under  standards  established  by the Public Company Accounting  Oversight  Board with respect to inadequate organizational structure within our accounting department. The material weakness related to our lack of a central accounting department as each subsidiary maintains its own books and records.

During the two fiscal years ended December 31, 2005 and December 31, 2004 and through February 12, 2007, the Company has not consulted with Russell Bedford regarding either:

1.  The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on

Registrant's  financial statements, and neither a written report was provided to Russell  Bedford nor oral advice was provided that Russell Bedford concluded was an  important  factor  considered by Registrant in reaching a decision as to the accounting,  auditing  or  financial  reporting  issue;  or

2.  Any matter that was either subject of disagreement or event, as defined in Item 304(a) 1 (iv) of Regulation S-B.

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

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

During November 2004, our former independent auditors, Marcum & Kliegman LLP, advised us that the auditors had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting operations. We have no central corporate accounting department. Each subsidiary independently maintains its own books and records and all disbursements are done at the subsidiary level. This decentralizes the accounting function and limits the effectiveness of the internal control procedures to detect potential misstatements and fraudulent accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, such stock based transactions for options, warrants and common stock at times are recorded improperly and require additional procedures and review and audit adjustments to be proposed by our auditors. We believe this material weakness resulted from continued cost cutting efforts and a failure to generate cash flows from operations, which resulted in the termination of certain employees during our fiscal years ended December 31, 2005 and 2004. We believe that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including using an independent accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis. Additionally, we expect to hire a chief financial officer with public company experience and relieve our chief executive officer of his current chief financial officer duties.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is a brief description of the background of each of our directors and executive officers, based on information provided to us by them.

Name	Age	Principal Positions and Offices with Our Company

Mitchell S. Segal	47	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer and Director and President of National Preplanning, Inc., our wholly-owned Subsidiary

Peter Walker	60	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are two seats on our board of directors due to the resignation of James Lucas during 2006.  At our next annual meeting we intent to elect another director.  Currently, our insider Directors are not compensated for their services. Non-employee directors are entitled to receive automatic grants of options to purchase 7,150 shares of our common stock upon first becoming a director of our company and annually thereafter. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

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

On January 13, 2005, Jim Quimet joined our Advisory Board. Mr. Quimet has approximately 30 years of experience in the insurance industry of which 20 years has been devoted to work-site marketing. Mr. Ouimet is Chairman and CEO of the James Group, LLC, an insurance sales and marketing consulting organization he founded in 1995. Mr. Ouimet is part owner and a director of the National Association of Professional Enrollment Specialists (a/k/a The Benefit Marketing Association), an insurance industry work-site marketing focused association. In 2000, he was inducted into the International Work-site Marketing Hall of Fame. We will grant Mr. Quimet a three-year option to purchase 6,000 shares of our common stock upon his joining our Advisory Board, which shares become exercisable ratably over the first twelve months following grant. Mr. Quimet is to receive an additional three-year option to purchase 1,000 shares of our common stock for each Advisory Board meeting attended. The shares underlying these options will become exercisable six months from their respective grants. All of the options granted or to be granted to Mr. Quimet have or will have an exercise price equal to the closing price of our common stock on the effective date of grant. There is no minimum cash commitment relating to this agreement. As of December 31, 2006, we have not had any Advisory Board meetings nor have we granted any options to the above individuals.

THE ADVISORY BOARD IS NOT PART OF OUR BOARD OF DIRECTORS.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2006 fiscal year.

CODE OF ETHICS

Our board of directors has established a code of ethics that applies to our principal executive, financial and accounting officer(s). A copy of our code of ethics has been made Exhibit 14 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2003, filed with the SEC on April 14, 2004.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during our 2006, 2005 and 2004 fiscal years by those persons who served as chief executive officer during our 2005 fiscal year and any executive officer at December 31, 2006 who received compensation in excess of $100,000 during such years.

SUMMARY COMPENSATION TABLE
						Non-Equity	NonQualifed
	Fiscal			Stock	Option	Incentive	Deferred	All Other
Name and Principal Positions	Year	Salary	Bonus	Awards	Awards	Plan Comp	Compensation	Compensation	Total

Mitchell S. Segal	2006	$250,000		$-	-	-	-	$12,000	$262,500
President, Chief Executive	2005	$230,000		$-	-	-	-	$12,000	$242,500
Officer and Chief Financial Officer (1)	2004	$220,000		$-	-	-	-	$12,000	$232,500

Peter Walker
Vice President (2) (3)	2006	$100,000		$-	-	-	-	-	$100,000
	2005	$100,000		$-	-	-	-	-	$100,000
	2004	$100,000		$-	-	-	-	-	$100,000

(1)

Mr. Segal became our president and chief executive officer in March 2002 and our chief financial officer in October 2002.

(2)

Mr.  Walker  resigned  as  our  president  and  chief  executive officer in connection  with  our  acquisitions  of  ADS  and  NPI  in  March  2001.

(3)

Mr. Walker no longer serves as president of Kelly Color Laboratories, Inc., our  former  wholly-owned  subsidiary, pursuant to the Company discontinuing the operations  of  Kelly  Color  Laboratories  in  February  2004.

Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None.

In addition, none of such named executive officers held options to purchase shares of our common stock at the end of our 2006 fiscal year.

In September 2002, our stockholders approved our 2002 Equity Incentive Plan. Our executive officers are eligible to receive awards under this plan.

EMPLOYMENT AGREEMENTS

EMPLOYMENT AGREEMENT WITH MITCHELL S. SEGAL

We had entered into an employment agreement with Mitchell Segal to serve as our president and chief executive officer through December 31, 2005.  Mr. Segal worked during the twelve months ended December 31, 2006 without a formalized contract.  We will be formalizing a new employment agreement with Mr. Segal within the next month.  During 2006, we accrued salary for Mr. Segal of $ 250,000 and benefits for Mr. Segal for the twelve months ended 2006.  Under Mr. Segal's employment agreement, we paid Mr. Segal an annual base salary of $250,000 for 2005, plus annual bonuses equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of our net income, provided our net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with us is terminated by us except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by our board of directors.  During the 12 months ended December 31, 2006, we accrued a salary expense for Mr. Segal of $ 250,000 less amounts paid during the 12 months ended December 31, 2006.  As of December 31, 2006, the Company owed Mr. Segal salary of $ 276,776.00.

Mr. Segal's employment agreement provides for him to be paid his salary:

•

for a six-month period following his termination due to a disability; and

•

for the entire remaining employment term in the event his termination is otherwise than for cause or disability.

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

•

for a two year period following his termination due to a disability; and

•

for the entire remaining employment term in the event his termination is otherwise than for cause or disability; provided that, if the termination is due to a failure to pay Mr. Walker his compensation otherwise payable under the employment agreement, then the rate of compensation shall be

•

in the seventh year, 150% of his salary at the time of termination,

•

in the eighth year, 200% of his salary at the time of termination,

•

in the ninth year, 250% of his salary at the time of termination, and

•

in the tenth year, 300% of his salary at the time of termination.

As of December 31, 2006, we were in arrears under Mr. Walker's employment agreement in the amount of $ 192,579.53.

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

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of December 31, 2006 by:

•

each person who is known by us to beneficially own 5% or more of our common stock;

•

each of our officers and directors; and

•

all of our officers and directors as a group.

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

•

we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•

the address for each beneficial owner listed in the table, except where otherwise noted, is c/o Walker Financial Corporation, 990 Stewart Avenue - Suite 650, Garden City, New York 11530.

•

Based upon 36,245,540 shares issued and outstanding on January 12, 2007.

	Amount and Nature of	Percentage of
Name and Address of Stockholder	Beneficial Ownership	Outstanding Shares

Mitchell S. Segal (1)	1,839,670	5.08%
Peter Walker (2) (3)	1,052,390	2.90%

All Officers and Directors as a group (2) persons	2,892,060	7.98%

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

(3)

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2006, certain officers and stockholders advanced the Company approximately $141,300.00 for working capital purposes. The advances are non-interest bearing and have no definitive repayment terms.  As of December 31, 2006, the total amount due to the officers-stockholders was $ 165,920.00.

As of December 31, 2006, the Company was in arrears in payment of Mr. Segal's salary in the amount of $276,776.00 and was in arrears of Mr. Peter Walker’s salary in the amount of $ 192,579.53 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses.

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

10.5	Common Stock Purchase Agreement, dated as of November 24, 2004, between Walker Financial Corporation and Fusion Capital Fund II, LLC.

10.6	Registration Rights Agreement, dated as of November 24, 2004, between Walker Financial Corporation and Fusion Capital Fund II, LLC.

10.7	Promissory note, dated August 5, 2004, of Walker Financial Corporation in the principal amount of $300,000 and payable to Cindy Dolgin.

10.8	Warrant certificate, dated August 5, 2004, registered in the name of Cindy Dolgin.

10.9	Investment Banking Consulting Agreement, dated as of October 5, 2004 between The Vantage Group Ltd. and Walker Financial Corporation.

10.1	Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation.

10.11	Consulting Services Agreement, effective April 10, 2002 (sic), between Walker International Industries Inc. (sic) and Shannon Harrison.

10.12	Promissory Note, dated May 22, 2004, of Walker Financial Corporation in the principal amount of $125,000 and payable to Cindy Dolgin.

10.13	Warrant Certificate, dated May 22, 2004, registered in the name of Cindy Dolgin.

10.14	Common Stock Purchase Agreement, dated November 24, 2004, between Fusion Capital Fund II, LLC and Walker Financial Corporation.

10.15	Consulting Agreement, dated as of October 5, 2004, between Phoenix Holdings, LLC and Walker Financial Corporation.

10.16	Investment Banking Consulting Agreement, dated as of October 5, 2004, between The Vantage Group, Ltd. and Walker Financial Corporation.

10.17	Purchase Agreement, dated April 7, 2005, among Walker Financial Corporation, Disability Access Consultants, Inc. and Barbara Thorpe.

10.18	Promissory Note, dated August 5, 2004, of Walker Financial Corporation in the principal amount of $300,000 and payable to Cindy Dolgin.

10.19

Amended Debenture Agreement dated as of February 20, 2006 amending the Debenture Agreement dated December 23, 2005 by and between the Company and the Investor.  [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]

10.2

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

10.23

Registration Rights Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]

10.24

Debenture Registration Rights Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to Exhibit  10.6  to  the registrant's Current Report on Form 8-K (Date of  Report:  February  20,  2006),  filed  with the Securities and Exchange Commission  on  February  24,  2005.]

10.25

Security Agreement dated as of February 20, 2006 by and between the Company and Investor. [Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (Date of Report: February 20, 2006), filed with the Securities and Exchange Commission on February 24, 2005.]

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

23.1	Consent of Marcum & Kliegman, L.L.P.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of2002 of Mitchell S. Segal in his capacity as our chief executive officer and chief financial officer.

Set forth below is a list of the Current Reports on Form 8-K we filed during the fourth quarter of our 2006 fiscal year.

Date of Report	Date of Filing	Form 8-K Items Reported

November 30, 2006	December 6, 2006	Items 8.01, 9.01, and 99.1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our independent accountants

Category	2006	2005

Audit fees (1)	$35,000	$65,000
Audit-related fees (2)	5,000
Tax fees (3)	5,000	12,500
All other fees (4)	75,000	50,000

(1)

Consists  of  fees billed for the audit of our annual financial statements, review  of financial statements included in our Quarterly Reports on Form 10-QSB and  services  that  are  normally provided by the accountant in connection with statutory  and  regulatory  filings  or  engagements.

(2)

Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. Our independent accountants did not provide  any  such  types  of  services  during  the  two  fiscal  years.

(3)

Consists of professional services rendered for tax compliance, tax advice and tax planning.  The nature of these tax services is tax preparation.

(4)

Consists of professional services rendered related to Form SB-2 Registration Statements filed by the Company.

WALKER FINANCIAL CORPORATION

Index to Financial Statements

Page No.

Reports of Independent Registered Certified Public Accountants	F-3 to F-4
Consolidated Balance Sheet at December 31, 2005	F-5
Consolidated Statements of Operations For the Years Ended December 31, 2006 and 2005	F-6
Consolidated Statements of Deficiency in Stockholders' Equity for the Two Years Ended December 31, 2006	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	F-8
Notes to Consolidated Financial Statements	F-10 to F -19

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors

Walker Financial Corporation

Garden City, New York

We have audited the accompanying consolidated balance sheet of Walker Financial Corporation (the “Company”), as of December 31, 2006 and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walker Financial Corporation at December 31, 2006 and the consolidated results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note 2 to the accompanying financial statements, the company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

New York, New York

May 15, 2007

WALKER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

Current assets -
Cash	$91,821
Accounts receivable	29,097
Total current assets	120,918
Deferred financing costs, net	200,165
Property and equipment, net	18,839
Other assets	6,949
Total assets	$346,871

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities -
Line of credit, bank	$141,663
Accounts payable and accrued expenses	1,187,819
Bridge notes payable	320,000
Note Payable	90,000
10% Senior subordinated secured convertible promissory notes	50,000
Promissory notes, net of debt discount of $259,334	824,766
Due to officer-stockholder	165,920
Total current liabilities	2,780,168

12% convertible debenture, net of debt discount of $ 134,160	26,832
10% convertible debenture, net of debt discount of $ 58,578	11,715
Convertible bridge notes payable	339,325
Total liabilities	3,158,040

Stockholders' deficiency -
Preferred stock par value $.0001 per share 5,000,000 authorized and 0 outstanding at December 31, 2006 and 2005 respectively	-
Common stock, par value $.0001 per share, 100,000,000 authorized, 36,227,540 shares issued and outstanding at December 31, 2006 and 13,922,220 at December 31, 2005	3,622
Additional paid-in capital	8,710,072
Accumulated deficit	(11,524,863)
Total stockholders' deficiency	(2,811,169)
Total liabilities and stockholders' deficiency	$346,871

The accompanying notes are an integral part of these consolidated financial statements

WALKER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Net revenues	$531,473	$327,657
Operating expenses
Compensation	723,990	673,772
Professional Fees	186,987	280,062
Consulting Fees	189,750	459,401
Depreciation and amortization	159,822	91,614
Costs related to abandoned offering	-	476,821
General and Administrative	651,838	288,489
Total Operating Expenses	1,912,387	2,270,159
Operating loss	(1,380,914)	(1,942,502)
Other Income (Expense)
Debt conversion charge	-	(933,793)
Write off of assets	-	(20,806)
Gain on extinguishment of debt	4,450	-
Interest and finance costs, net	(739,505)	(399,217)
	(735,055)	(1,353,816)
Net loss before income taxes	$(2,115,969)	$(3,296,318)

Income taxes	-	-

Net loss	$(2,115,969)	$(3,296,318)

Per Share Information:
Weighted average number of common shares outstanding	18,188,661	13,545,089
Basic and diluted net loss per common share	$(0.12)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements

WALKER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

							Total
			Additional				Stockholders'
	Common		Paid-in	Accumulated	Deferred	Financing	Equity
	Shares	Par	Capital	Deficit	Compensation	Fee Deposit	[Deficiency]
Balance – December 31, 2004	9,511,510	$951	$4,944,630	$(6,112,576)	$(280,000)	$-	$(1,446,995)
Issuance of common stock for settlement of debt	1,380,568	138	980,065	-	-	-	980,203

Debt conversion charge	1,556,322	156	933,637	-	-	-	933,793

Issuance of common stock for financing services	794,702	79	476,742	-	(476,821)	-	-

Issuance of common stock for termination of consulting agreement	150,000	15	104,985	-	-	-	105,000

Grant of 187,500warrants to agent in Connection with bridge notes			57,600	-	-	-	57,600

Grant of 3,750 warrants attached to bridge notes			28,500	-	-	-	28,500

Issuance of common stock for cash	294,118	29	99,971	-	-	-	100,000

Grant of 175,000 warrants in connection with sale of bridge note	-	-	36,100	-	-	-	36,100

Grant of 17,500 warrants in connection with extension of bridge notes	-	-	3,600	-	-	-	3,600

Issuance of common stock for services	150,000	15	44,985	-	-	-	45,000

Issuance of common stock for a deposit	85,000	9	29,991	-	-	(30,000)	-

Amortization of deferred compensation	-	-	-	-	280,000	-	280,000

Costs related to abandoned offering	-	-	-	-	476,821	-	476,821

Net Loss	-	-	-	(3,296,318)	-	-	(3,296,318)
Balance - December 31, 2005	13,922,220	1,392	7,740,806	(9,408,894)	-	(30,000)	(1,696,696)

Cancellation of deposit shares	(85,000)	(9)	(29,991)	-	-	30,000	-

Grant of warrants attached to debt	-		176,000	-	-	-	176,000

Issuance of common stock attached for debt	1,000,000	100	93,900	-	-	-	94,000

Issuance of common stock for services	1,250,000	125	138,625	-	-	-	138,750

Conversion feature of debt	-	-	368,900	-	-	-	368,900

Common stock issuance for payment of debt	17,685,886	1,769	187,790	-	-	-	189,559

Issuance of common stock for cash	2,454,434	245	34,042	-	-	-	34,287

Net Loss	-	-	-	(2,115,969)	-	-	(2,115,969)
Balance - December 31, 2006	36,227,540	$3,622	$8,710,072	$(11,524,863)	$-	$-	$(2,811,169)

The accompanying notes are an integral part of these consolidated financial statements

WALKER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,115,969)	$(3,296,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,822	91,614
Stock based compensation	138,750	430,000
Costs related to abandoned offering	-	476,821
Debt conversion charge	-	933,793
Write-down of assets	-	20,806
Amortization of deferred financing cost	99,835	250,001
Amortization of debt discount	435,248	51,730
Interest paid in stock	29,072	-
Gain on extinguishment of debt	(4,450)	-
Changes in operating assets and liabilities
Accounts receivable	(2,065)	(6,520)
Prepaid expenses and other current assets	1,499	4,201
Other assets	-	9,949
Accounts payable and accrued expenses	363,664	300,515
Accrued interest	66,282	91,350
Cash used in operating activities	(828,312)	(642,058)
Cash Flows From Investing Activities:
Purchase or property and equipment	(18,751)	(803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from line of credit	(6,041)	6,829
Advances from officers-stockholders	37,549	98,220
Repayment of advances from officers- stockholders	-	(27,000)
Proceeds from convertible debt	325,850	421,000
Proceeds from notes	873,850	100,000
Repayments of convertible debt	(118,303)	-
Repayments of notes	(245,000)	-
Financing fees paid	-	(98,825)
Proceeds from sale of common stock	34,287	100,000
Cash provided by financing activities	902,192	600,224
Net increase (decrease) in cash	55,129	(42,637)
Cash - beginning of year	36,692	79,329
Cash - end of year	$91,821	$36,692

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Cash paid during the period for
Interest:
Income Taxes:

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued with debt	$176,000	$125,800
Beneficial conversion feature of debt	361,000	-
Stock issued with debt	94,000	-
Conversion feature of debt	368,900	-
Common stock issued as repayments of debt	189,559	980,203
Debt costs deducted from proceeds	121,300	-
Accrued equity debt costs	128,625	-
Shares (cancelled) issued as a finance fee deposit	(30,000)	30,000

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Walker Financial Corporation (collectively with its subsidiaries, the "Company") markets various insurance and trust administration services products through three of its wholly-owned subsidiaries, National Preplanning, Inc. ("NPI"), So Insure, Inc. ("SI") and American DataSource ("ADS"). On June 16, 2006 the Company formed So Insure, Inc. under the state laws of Texas for the purpose of marketing and selling health insurance policies. NPI and SI are insurance agencies and third party marketer of insurance products, primarily health insurance to individuals and families, final expense insurance, to corporations, unions and affinity groups. SI was established to be our face to consumer marketing arm for the sale of a variety on insurance products, primarily health and life insurance. In order to avoid the duplication of licensing fees and costs it is the Company's intention to have SI become our only licensed insurance entity over time. ADS provides trust administration services to independent funeral homes, state master trusts and companies that own funeral homes or cemetery for pre-need funeral and cemetery trust accounts.

Through its wholly owned subsidiary, Kelly Color, Inc. (“Kelly Color”), the Company operated in the film processing business through February 2004.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 2006, the Company incurred a net loss of $2,115,969 and had a working capital deficiency at December 31, 2006 of $2,659,250.

The Company has implemented various marketing plans to increase revenues for NPI, SI and ADS. Walker Financial is focusing its efforts on the marketing of financial products and services that benefit the baby boomer, senior and minority populations. Through its licensed subsidiary NPI Agency, Inc. and So Insure, Inc., Walker earns insurance commissions on the sale of various insurance products. Through its subsidiary American DataSource (``ADS''), the Company is engaged in the business of providing a complete line of administrative services for trust accounts. Walker is looking to expand its product offerings by adding various financial products and services, which may occur through acquisition opportunities, although there can be no assurance that this will result in meaningful revenues.

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

The Company will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. The Company believes that the cash flows from a combination of any future sale of the Kelly Color property, the successful execution of its marketing plans resulting in increased sales and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. The Company's ability to raise capital may be affected by several factors including but not limited to default of its outstanding debt and a lack of liquidity of the Company's common stock. As discussed further in Note 9 to the financial statements, the Company has entered into an agreement with Dutchess Private Equities Fund ("Dutchess" and "Dutchess Transaction") that provides for the sale to Dutchess of up to $10,000,000 of the common stock of the Company. The agreement limits the percentage of stock Dutchess will hold at any particular times to 4.99% of the Company's outstanding shares. Consequently, if Dutchess cannot sell the shares of the Company due to the lack of liquidity in the common stock of the Company, the Company's ability to be able to obtain money from Dutchess for acquisitions or to pay down the Company's current debt may be hindered or limited. Additionally, the Company's ability to raise capital outside of the Dutchess transaction may be affected by minimal revenues, the Company's recurring losses and the stockholders' deficiency of $2,811,169 as of December 31, 2006.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Walker and its wholly-owned subsidiaries NPI, SI, ADS, Department of Photography and Kelly Color (currently inactive), collectively referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted As of December 31, 2006, the Company has not established an allowance for doubtful accounts.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2006, the Company had no cash equivalents.

At times during the year cash balances may exceed the maximum amounts insured by the FDIC. As of December 31, 2006, the Company did not have a credit exposure. The Company has issued checks in excess of credit limit which has been included in accounts payable and accrued expenses.

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

Estimated
Useful Life

Equipment	3-5 years
Developed software	5 years

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

As of December 31, 2006, the Company has no unvested options and did not grant any options to employees during the year ended December 31, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the year ended December 31, 2006, but may have a material impact if options are granted in the future.

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

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. No proforma disclosure has been presented for the year ended December 31, 2006 due to the fact that all of the employee stock options were fully vested as of December 31, 2005, and the Company did not grant any options during the year ended December 31, 2006.

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

	December 31,
	2006	2005

Warrants	3,071,250	1,643,656
Convertible debt	2,830,773	568,169
	5,902,023	2,211,825

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $177,173 and $2,175 for the years ended December 31, 2006 and 2005, respectively.

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

At December 31, 2006, the Company has net operating loss carryforwards of approximately $10,600,000 which expire through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 2006, the deferred tax asset of approximately $4,100,000 has been offset by a valuation allowance of a like amount, which increased by $700,000 in 2006.

The effective tax rate differs from the statutory rate of 34% due to the increase of the valuation allowance for each of the years ended December 31, 2006 and 2005.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

RECLASSIFICATIONS

Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications have no effect on previously reported earnings.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31,:

2006

Equipment	$85,927
Developed software	432,938
518,865
Less: accumulated depreciation	(500,026)
Property and equipment, net	$18,839

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $159,822 and $91,614, respectively.

As an impairment charge, developed software was fully amortized as of December 31, 2006. Amortization expense for developed software for the years ended December 31, 2006 and 2005 was $151,528 and $86,587, respectively.

NOTE 5 - LINE OF CREDIT, BANK

 As of December 31, 2006, the Company has a credit facility for a total amount of $ 150,000 which has an outstanding balance of approximately $142,000. The credit facility matures in July 2007. The line of credit is collateralized by a building located in North Carolina, which as of December 31, 2006, has been fully depreciated. The line of credit carries a stated interest rate of approximately 8.25% per annum and carries minimum monthly payments of $ 1,850.  The Company expects to renew its credit facility with similar terms.

NOTE 6 - NOTES PAYABLE

On March 15, 2000, the Company issued a 6% promissory note for $150,000. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note.   The note has a maturity date of December 31, 2005.  There are no minimum monthly payments required under this note.  As of December 31, 2006, the principal balance due under this note was $90,000. Payments of $15,000 were made during 2006.

On July 11, 2005, the Company sold and issued a note payable in the aggregate principal amount of $100,000. The maturity date of the note was November 30, 2005 and has a stated interest rate of 10% per annum. Due to insufficient operating capital, the Company was not able to meet this commitment in a timely manner. As of December 31, 2006, the note and accrued interest has been paid in full.

NOTE 7 - BRIDGE NOTES

In May 22, 2004 and August 4, 2004, The Company issued 6% Bridge Notes for $125,000 and $125,000, respectively. The bridge notes matured on January 15, 2006 through May 15, 2006. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of these notes.

On September 20, 2005, the Company sold a note payable for proceeds of $125,000; the bridge note has a stated interest rate of 10% per annum. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note.

During the year ended December 31, 2006, the Company made principal repayments under these notes of $55,000. As of December 31, 2006, the principal balance due under these notes is $320,000.

NOTE 8 - CONVERTIBLE BRIDGE NOTES

In December 2004 and February 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $375,000. The convertible promissory notes matured in January 2006. Due to insufficient operating capital, the Company has not been able to meet this commitment and currently is not in compliance with the terms of this note. The notes are convertible into common stock of the Company at $0.71 per share. During the year ended December 31, 2006, the Company repaid accrued interest of $56,611.12.  On July 20, 2006, the Company entered into an allonge to the 10% Convertible Promissory Note which (i) increased the interest rate to 16%; (ii) established the maturity date to July 15, 2008; and (iii) removes the defaults under the Notes. Under the terms of the allonge the Company is required to make future minimum monthly payments that increase from $9,375 to $28,125 over the life of the loan. As of December 31, 2006, the principal balance due under this note is $339,325.

NOTE 9 - DUTCHESS TRANSACTION

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

12 % CONVERTIBLE DEBENTURES

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

On February 20, 2006, the Company modified the December 23, 2005 12% Debenture Agreement that provided for the sale of $220,000 of five-year convertible debentures to Dutchess. The Company reduced the conversion price from $0.13 to $0.10 and increased the number of warrants from 423,077 to 550,000. The warrants may be exercised for a period of five years at an exercise price of $0.10. Under accounting guidance enumerated in EITF Issue No. 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. Further, EITF 96-19 indicates that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification. Upon the effective debt modification date of February 20, 2006, the Company recorded a debt extinguishment gain of approximately $4,450.

The modified convertible debenture was recorded net of a discount of approximately $220,000. The debt discount was calculated using the Black Scholes option valuation model of approximately $183,500 for the embedded conversion option, approximately $35,700 for the 550,000 warrants granted.  The assumptions used were that the exercise price was $0.10, the term was 5 years, the volatility was 286.62 and the discount rate was 3.25%.  Since the debenture is considered to be conventional convertible debt, the embedded conversion option has not been accounted for as a separate derivative.

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

The registration statement covering the underlying shares was declared effective on May 16, 2006. At that time, the fair value of the derivative instrument was remeasured. The fair value of $272,208 at that date was then reclassified to permanent equity. The increase in fair value from the date of issue to the date of effectiveness was $53,008, which has been charged to expense.

During the year ended December 31, 2006, the Company made principal repayments of $59,008, of which $10,800 was paid through the issuance of 108,000 shares of common stock. As of December 31, 2006, the principal balance due under this obligation was $160,992.

10% CONVERTIBLE DEBENTURE

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

The gross proceeds of $221,000 have been recorded net of a debt discount of $221,000. The debt discount was calculated using the Black Scholes option valuation model of approximately $185,900 for the embedded conversion option, approximately $35,600 for the 412,500 warrants granted.  The assumptions used were that the exercise price was $0.10, the term was 5 years, the volatility was 129.26 and the discount rate was 3.25%.  There were a total of 59 observations.  Since the debenture is considered to be conventional convertible debt, the embedded conversion option has not been accounted for as a separate derivative.

During the year ended December 31, 2006, the Company made principal repayments of $150,707, plus interest and redemption premium payments of $46,360. Of the total payments made, $145,359 was paid through the issuance of 15,533,800 shares of common stock. As of December 31, 2006, the principal balance due under this obligation was $70,293.

INVESTMENT AGREEMENT

On December 23, 2005, the Company entered into an investment agreement with Dutchess.  The agreement was subsequently amended on February 20, 2006. The amended investment agreement provides for the sale and issuance of common stock from time to time of up to $10,000,000 in shares for a period of up to 36 months from the date the registration statement is declared effective. The maximum number of shares that the Company may Put to Dutchess at any one time shall be equal to, at the Company's election, either:

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

The Company is obligated to file a registration statement for the registration of the shares of common stock issuable upon conversion of the convertible debentures.  The Company filed the registration statement on March 31, 2006 which was declared effective in May 2006.

For the year ended December 31, 2006, the Company has received proceeds of $34,287 under the Investment Agreement and has issued 2,454,434 shares of common stock. The Company has also issued 17,685,886 shares of its common stock for the payment of $189,559 of principal and redemption premium to Dutchess.

DUTCHESS PROMISSORY NOTES

During the year ended December 31, 2006, the Company issued to Dutchess promissory notes aggregating $1,125,000. The promissory notes consisted of the following.

PROMISSORY NOTE - MAY 25, 2006

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

During the year ended December 31, 2006, the Company made principal repayments of $75,000. As of December 31, 2006, the principal balance owed under this obligation is $825,000.

In addition, as per the agreement Dutchess is entitled at any time to request up to an additional 1,225,000 shares of common stock from the Company, provided, however, that their issuance does not result in Dutchess owning more than 4.99% of the Company's total common stock outstanding. The option does not have a stated expiration date. The fair value of the common stock was valued at $128,625 and recorded as a deferred debt discount which will accrete to interest expense over the life of the debt. This amount is included in accrued liabilities at December 31, 2006.

Under accounting guidance provided by EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the 1,225,000 incentive shares were identified as an instrument settled in a fixed amount of shares of the Company's common stock. The Company has determined that the recording of a derivative liability is not required for the shares since the instrument can be settled in unregistered shares; the Company has sufficient authorized shares; the instrument calls for a determinable amount of fixed shares and there are no provisions in the agreement that require cash payments for liquidating damages.

PROMISSORY NOTE - AUGUST 15, 2006

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

In connection with the debt, the Company has granted 1,000,000 common stock purchase warrants, exercisable for a period of five years with an exercise price of $0.01 per share. The warrants have been valued at $104,700, using the

Black Scholes option valuation model and have been recorded as a deferred debt discount which will accrete to interest expense over the life of the debt.

During the year ended December 31, 2006, the Company made principal repayments of $33,400, paid through the issuance of 2,044,086 shares of common stock. As of December 31, 2006, the principal balance due under this obligation was $259,100.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the twelve months ended December 31, 2006, Mr.Segal was owed a total of $ 157,890 for monies previously advanced to the Company for working capital purposes. For the twelve months ended December 31, 2006, Mr. Walker was owed $ 8,030 for monies previously advanced to the Company for working capital purposes.

The Company had an employment agreement with Mitchell Segal to serve as the Company's president and chief executive officer through December 31, 2005. The Company has indicated it expects to renew the employment agreement with Mr. Segal to serve as the Company's president and chief executive officer through 2010. As of December 31, 2006, the Company was in arrears in payment of Mr. Segal's salary in the amount of approximately $276,776 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses. The Company has an employment agreement with Peter Walker through March 18, 2012. As of December 31, 2006, the Company was in arrears under Mr. Walker's employment agreement in the amount of approximately $192,579.73 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses.

NOTE 11 - 10% SENIOR SUBORDINATED SECURED CONVERTIBLE PROMISSORY NOTES

•

In December 2003, we issued 10% Senior Subordinated Secured Convertible Promissory Notes (each, a "10% Note") in the aggregate principal amount of $845,000 and due in December 2006. The 10% Notes were initially convertible into shares of the Company's common stock at conversion prices of $0.71 per share through December 5, 2005 and $1.25 thereafter. The subscription agreements for the 10% Notes required, among other matters, that we register for resale under the Securities Act the shares issuable upon conversion of the 10% Notes by May 5, 2004. We were obligated, as a result of the failure to register such conversion shares by May 5, 2004, to pay to the holders of the 10% Notes a monthly fee equal to 1.5% of the principal amount of the 10% Notes for each month, or portion thereof, that we failed to cause such registration. We failed to cause such registration by May 5, 2004 and failed to pay the holders any monthly fee due such holders as a result of the failure to register the conversion shares. The 10% Notes required an interest payment on July 1, 2004 in the aggregate amount of $49,057. We failed to remit these interest payments. The failure to make these interest payments is an "event of Default" under the 10% Notes, although the holders of the 10% Notes did not give us notice of such event of Default. The occurrence of an event of Default would result in the interest rate on the 10% Notes to be increased to 12% per annum. We have the right to avoid the declaration of an event of Default due to the failure to tender the July 1, 2004 interest payment by issuing to the holders additional shares of our common stock at the per diem rate of 0.003125 shares for every $1.00 of principal, or an aggregate of 2,640.625 shares per day. The 10% Notes also prohibited us from additional borrowings, without the prior approval of the placement agent for the 10% Notes or the holders of a majority of the aggregate principal amount of the 10% Notes.  As of December 31, 2006, the Company has a remaining principal balance of $50,000 due to the holders and is in default with the terms of the note.

NOTE 12 - CAPITAL STOCK/STOCKHOLDERS' DEFICIENCY

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

During 2006, the Company issued 1,250,000 shares of common stock to consultants for services provided. The common stock was valued using the market value of such shares of $138,750. The shares vested immediately.

During 2006, the Company has also issued 17,685,886 shares of common stock for the payment of $189,559 of principal and redemption premium to Dutchess.

During 2006, the Company sold 2,454,434 shares of common stock for cash proceeds of $34,287.

During 2006, the Company granted 962,500 warrants in connection with debt. The warrants have an exercise price of $0.10 per share and are exercisable for a period of five years. The warrants were valued at $ 71,300.

During 2006, the Company granted 1,000,000 warrants in connection with debt. The warrants have an exercise price of $0.01 per share and are exercisable for a period of five years. The warrants were valued at $104,700.

During 2006, the Company issued 1,000,000 shares of common stock in connection with debt. The shares were valued at $94,000.

NOTE 13 - ISSUANCE OF WARRANTS

The following is a summary of warrants outstanding at December 31, 2006 and 2005:

		Weighted
		Average
		Exercise
	Warrants	Price

Balance, January 1, 2005	1,169,906	$0.46

Issued	473,750	$0.48

Balance, December 31, 2005	1,643,656	$0.47

Issued	1,962,500	$0.05

Expired	(534,906)	$0.63

Balance, December 31, 2006	3,071,250	$0.18

As of December 31, 2006 and 2005, 3,071,250 and 1,643,656 were exercisable, respectively.

At December 31, 2006, the weighted average remaining life of the warrants was 3.5 years.

NOTE 14 - EQUITY INCENTIVE PLAN

On September 18, 2002, the stockholders of the Company approved the 2002 Equity Incentive Plan. The plan upon adoption reserved 70,000 shares of common stock for issuance under the Plan which was increased to 700,000 pursuant to the Company 1 for 9 stock dividend.  The types of Awards that may be granted under the Plan include one or more of the following types, either alone or in any combination thereof:

•

Options;

•

Stock Appreciation Rights;

•

Restricted Stock;

•

Performance Grants;

•

Stock Bonuses; and

•

any other type of Award deemed by the Committee to be consistent with the purposes of the Plan (including, but not limited to, Awards of or options or similar rights granted with respect to unbundled stock units or components thereof, and Awards to be made to participants who are foreign nationals or are employed or performing services outside the United States).

The Company's Equity Incentive Plan authorizes additional shares on the 1st of each year by 10% of the amount of shares issued by the company not pursuant to the plan.

The following is a summary of the activity under the plan in the year ended December 31, 2006 and 2005 are as follows:

Shares
Under Plan

Plan share balance at January 1, 2005	300,510
Plan share increase	86,000
Shares issued under the plan during the year	(300,000)

Plan share balance at December 31, 2005	86,151
Plan share increase	502,600
Shares issued under the plan during the year	-

Plan share balance at December 31, 2006	588,751

NOTE 15 - ECONOMIC DEPENDENCY

MAJOR CUSTOMERS

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the applicable periods:

		% OF COMPANY
CUSTOMER	REVENUE	REVENUE

Customer 1	$233,800.00	43.99%
Customer 2	$55,908.46	10.52%

During the year ended December 31, 2006, the Company had sales to three customers totaling 66% of the Company's total sales for the 2006 fiscal year. At December 31, 2006, $24,200 of the Company's total accounts receivable, was due from two customers.

NOTE 16 - COMMITMENT AND CONTINGENCIES

LITIGATION

The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

COMMITMENTS

Under Mr. Segal’s prior employment agreement , the Company is obligated to pay Mr. Segal a bonus equal to a minimum of 3% to a maximum of 5% of the gross proceeds received from equity financings and a minimum of 3% to a maximum of 7.5% of the Company's net income, provided the Company's net income is at least $500,000. The bonus is payable through 2008, even if Mr. Segal's employment with the Company is terminated by the Company except in the event the termination is for cause. In no event may the bonuses due Mr. Segal exceed an aggregate of $304,025. Mr. Segal also is entitled to discretionary bonuses, if any, awarded by the Company's board of directors. The Company has not awarded Mr. Segal a bonus for each of the years ended December 31, 2006 and 2005. As of December 31, 2006, the Company was in arrears in payment of Mr. Segal's salary in the amount of $ 276,776 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses.

The Company has an employment agreement with Peter Walker through March 18, 2012. Under Mr. Walker's employment agreement, the Company will pay Mr. Walker an annual base salary of $100,000, plus a monthly non-accountable expense allowance of $1,000.

Mr. Walker's employment agreement provides for him to be paid his salary:

•

for a two year period following his termination due to a disability and

•

for the entire remaining employment term in the event his termination is otherwise than for cause or disability; provided that, if the termination is due to a failure to pay Mr. Walker his compensation otherwise payable under the employment agreement, then the rate of compensation shall be

•

in  the  seventh  year,  150%  of  his  salary  at  the  time of termination,

•

in  the  eighth  year,  200%  of  his  salary  at  the  time  of termination,

•

in  the  ninth  year,  250%  of  his  salary  at the time of termination, and

•

in  the  tenth  year,  300%  of  his  salary  at  the  time  of  termination.

As of December 31, 2006, the Company was in arrears under Mr. Walker's employment agreement in the amount of approximately $192,579.53 which is included on the consolidated balance sheet as part of accounts payable and accrued expenses

OPERATING LEASE ARRANGEMENTS

In November 2005, NPI entered into a non-cancelable operating lease for its facilities located in Garden City, New York. The term of the lease is 36 months.

Future minimum rental payments under the above non-cancelable operating leases as of December 31, 2006 are as follows:

Year Ending
December 31,	Amount

2007	$53,400
2008	$50,400
$103,800

Rent expense for the years ended December 31, 2006 and 2005 was approximately $91,000 and $67,000, respectively.

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the Company issued 8,421,000 shares of common stock as payment for $ 47,562 of notes payable.