Form 10KSB/A
period 2006-12-31
WALKER FINANCIAL CORP
filed 2007-05-23
CIK 104224

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

2006 FORM 10-KSB/A ANNUAL REPORT
TABLE OF CONTENTS

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

PART I
Item 1. Business	5
Item 2. Properties	18
Item 3. Legal Proceedings	18
Item 4. Submission of Matters to a Vote of Security Holders	18
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	19
Item 6. Management's Discussion and Analysis or Plan of Operations	22
Item 7. Financial Statements	35
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 8A. Controls and Procedures	36
Item 8B. Other Information	36
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	38
Item 10. Executive Compensation	40
Item 11. Security Ownership of Certain Beneficial Owners and Management	42
Item 12. Certain Relationships and Related Transactions	43
Item 13. Exhibits	43
Item 14. Principal Accountant Fees and Services	46
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	F-1 – F-21

INDEX TO EXHIBITS
SIGNATURES AND POWER OF ATTORNEY
INDEX TO EXHIBITS

INTRODUCTORY COMMENT - EXPLANATORY NOTE

On May 18, 2007, we filed our Form 10-KSB for the period ended December 31, 2006 (the “Form 10-KSB”) with the Securities and Exchange Commission (the “Commission”).  Prior to making our filing, we had been in communication with our current independent certified public accountant, Russell, Bedford, Stephanou, Mirchandani LLP (“Russell Bedford”), and our former independent certified public accountants, Marcum & Kliegman LLP (“Marcum”), in order to complete the required audit of our financial statements and to obtain the consents of said accountants in connection with the filing.  We filed our Form 10-KSB for the period ended December 31, 2006 on May 18, 2007 without the inclusion of the requisite report on the financial statements for the year ended December 31, 2005.   In addition, although we believed we had received the consent of Russell Bedford to make the filing, Russell Bedford had in fact not yet consented to the inclusion of their audit report for the year ended December 31, 2006.

We are currently preparing an amended Form 10-KSB for the period ended December 31, 2006 and are aggressively seeking to have this amended report reviewed by Marcum and Russell Bedford in order to have the accountants provide any additional comments required to complete the report and to deliver their consent in connection with the filing.

We intend to file such amended Form 10-KSB to rectify the filing, which report will include the reports and consents of appropriate independent certified public accountants with respect to our financial statements, at the earliest practicable date.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles or GAAP in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Set forth below is a list of the Current Reports on Form 8-K we filed during the fourth quarter of our 2006 fiscal year.

Date of Report	Date of Filing	Form 8-K Items Reported

November 30, 2006	December 6, 2006	Items 8.01, 9.01, and 99.1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our independent accountants

Category	2006	2005

Audit fees (1)	$35,000	$65,000
Audit-related fees (2)	5,000
Tax fees (3)	5,000	12,500
All other fees (4)	75,000	50,000

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALKER FINANCIAL CORPORATION

Dated: May 23, 2007	By:	/s/ Mitchell S. Segal
Mitchell S. Segal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date

/s/ Mitchell S. Segal	Chairman of the Board,	May 23, 2007
Mitchell S. Segal	President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

/s/ Peter Walker	Director	May 23, 2007
Peter Walker

WALKER FINANCIAL CORPORATION

Index to Financial Statements

Page No.
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet at December 31, 2005	F-2
Consolidated Statements of Operations For the Years Ended December 31, 2006 and 2005	F-3
Consolidated Statements of Deficiency in Stockholders' Equity for the Two Years Ended December 31, 2006	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	F-5 to F-6
Notes to Unaudited Consolidated Financial Statements	F-7 to F -22

WALKER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS	(Unaudited)

Current assets -
Cash	$91,821
Accounts receivable	29,097
Total current assets	120,918
Deferred financing costs, net	200,165
Property and equipment, net	18,839
Other assets	6,949
Total assets	$346,871

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities -
Line of credit, bank	$141,663
Accounts payable and accrued expenses	1,187,819
Bridge notes payable	320,000
Note Payable	90,000
10% Senior subordinated secured convertible promissory notes	50,000
Promissory notes, net of debt discount of $259,334	824,766
Due to officer-stockholder	165,920
Total current liabilities	2,780,168

12% convertible debenture, net of debt discount of $ 134,160	26,832
10% convertible debenture, net of debt discount of $ 58,578	11,715
Convertible bridge notes payable	339,325
Total liabilities	3,158,040

Stockholders' deficiency -
Preferred stock par value $.0001 per share 5,000,000 authorized and 0 outstanding at December 31, 2006 and 2005 respectively	-
Common stock, par value $.0001 per share, 100,000,000 authorized, 36,227,540 shares issued and outstanding at December 31, 2006 and 13,922,220 at December 31, 2005	3,622
Additional paid-in capital	8,710,072
Accumulated deficit	(11,524,863)
Total stockholders' deficiency	(2,811,169)
Total liabilities and stockholders' deficiency	$346,871

The accompanying notes are an integral part of these consolidated financial statements

WALKER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

	2006 (Unaudited)	2005 (Unaudited)
Net revenues	$531,473	$327,657
Operating expenses
Compensation	723,990	673,772
Professional Fees	186,987	280,062
Consulting Fees	189,750	459,401
Depreciation and amortization	159,822	91,614
Costs related to abandoned offering	-	476,821
General and Administrative	651,838	288,489
Total Operating Expenses	1,912,387	2,270,159
Operating loss	(1,380,914)	(1,942,502)
Other Income (Expense)
Debt conversion charge	-	(933,793)
Write off of assets	-	(20,806)
Gain on extinguishment of debt	4,450	-
Interest and finance costs, net	(739,505)	(399,217)
	(735,055)	(1,353,816)
Net loss before income taxes	$(2,115,969)	$(3,296,318)

Income taxes	-	-

Net loss	$(2,115,969)	$(3,296,318)

Per Share Information:
Weighted average number of common shares outstanding	18,188,661	13,545,089
Basic and diluted net loss per common share	$(0.12)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements

WALKER FINANCIAL CORPORATION AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

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

The accompanying notes are an integral part of these consolidated financial statements

WALKER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

	2006 (Unaudited)	2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,115,969)	$(3,296,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,822	91,614
Stock based compensation	138,750	430,000
Costs related to abandoned offering	-	476,821
Debt conversion charge	-	933,793
Write-down of assets	-	20,806
Amortization of deferred financing cost	99,835	250,001
Amortization of debt discount	435,248	51,730
Interest paid in stock	29,072	-
Gain on extinguishment of debt	(4,450)	-
Changes in operating assets and liabilities
Accounts receivable	(2,065)	(6,520)
Prepaid expenses and other current assets	1,499	4,201
Other assets	-	9,949
Accounts payable and accrued expenses	363,664	300,515
Accrued interest	66,282	91,350
Cash used in operating activities	(828,312)	(642,058)
Cash Flows From Investing Activities:
Purchase or property and equipment	(18,751)	(803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from line of credit	(6,041)	6,829
Advances from officers-stockholders	37,549	98,220
Repayment of advances from officers- stockholders	-	(27,000)
Proceeds from convertible debt	325,850	421,000
Proceeds from notes	873,850	100,000
Repayments of convertible debt	(118,303)	-
Repayments of notes	(245,000)	-
Financing fees paid	-	(98,825)
Proceeds from sale of common stock	34,287	100,000
Cash provided by financing activities	902,192	600,224
Net increase (decrease) in cash	55,129	(42,637)
Cash - beginning of year	36,692	79,329
Cash - end of year	$91,821	$36,692

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

EXPLANATORY NOTE

On May 18, 2007, the Company filed its form 10-KSB for the period ended December 31, 2006 (the “Form 10-KSB”) with the Securities and Exchange Commission (the “Commission”).  Prior to making its filing, the Company had been in communication with its current independent certified public accountant, Russell, Bedford, Stephanou, Mirchandani LLP (“Russell Bedford”), and its former independent certified public accountants, Marcum & Kliegman LLP (“Marcum”), in order to complete the required audit of its financial statements and to obtain the consents of said accountants in connection with the filing.  The Company filed its form 10-KSB for the period ended December 31, 2006 on May 18, 2007 without the inclusion of the requisite report on the financial statements for the year ended December 31, 2005.   In addition, although the Company believed it had received the consent of Russell Bedford to make the filing, Russell Bedford had in fact not yet consented to the inclusion of their audit report for the year ended December 31, 2006.

The Company is currently preparing an amended Form 10-KSB for the period ended December 31, 2006 and is aggressively seeking to have the amended report reviewed by Marcum and Russell Bedford in order to have the accountants provide any additional comments required to complete the report and to deliver their consent in connection with the filing.

The Company intends to file such amended Form 10-KSB to rectify the filing, which report will include the reports and consents of appropriate independent certified public accountants with respect to the Company’s financial statements, at the earliest practicable date.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of Walker and its wholly-owned subsidiaries NPI, SI, ADS, Department of Photography and Kelly Color (currently inactive), collectively referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation.

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

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the unaudited consolidated financial statements. No proforma disclosure has been presented for the year ended December 31, 2006 due to the fact that all of the employee stock options were fully vested as of December 31, 2005, and the Company did not grant any options during the year ended December 31, 2006.

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